Form 10KSB40
period 1999-12-31
INTELLIWORXX INC
filed 2000-03-30
CIK 1076739

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

                        Commission File Number 000-28115

                               INTELLIWORXX, INC.
                               ------------------
                 (Name of Small Business Issuer in its Charter)

            Florida                                     59-3336148
            -------                                     ----------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

              1819 Main Street, 11th Floor Sarasota, Florida 34236
              ----------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (941) 365-7790
                                 --------------
                           (Issuer's Telephone Number)

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

                           Common Stock No Par Value

                                       N/A
                                       ---
       (Former name, address and fiscal year, if changes since last year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

The registrant's revenues for the most recent fiscal year is $1,986,839

The aggregate market value of the Company's stock held by non-affiliates of the registrant (5,838,307 shares) was approximately $72,249,049 as of March 27, 2000 based upon the closing sale price on the OTC Bulletin Board reported for that date which was $12.375. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 27, 2000, 17,189,771 shares of common stock, no par value (the registrant's only class of voting stock) were outstanding.

Information contained on Intelliworxx' web site does not constitute part of these government filings.

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

ITEM 1.    Description of Business                                            3
ITEM 2.    Description of Property                                           13
ITEM 3.    Legal Proceedings                                                 13
ITEM 4.    Submission of Matters to a Vote of Security Holders               14

                                     PART II

ITEM 5.    Market for Common equity and Related Stockholder Matters          15
ITEM 6.    Selected Financial Data                                           17
ITEM 7.    Management's Discussion and Analysis of Financial                 17
              Condition and Results of Operations
ITEM 8.    Changes In and Disagreements with Accounts on                     20
              Accounting and Financial Disclosure

                                    PART III

ITEM 9.    Directors, Executive Officers, Promoters and Control              21
              Persons Compliance With Section 16(a) of the Exchange Act
ITEM 10.   Executive Compensation                                            24
ITEM 11.   Security Ownership of Certain Beneficial Owners and               27
              Management
ITEM 12.   Certain Relationships and Related Transactions                    29
ITEM 13.   Exhibits and Reports on Form 8-K                                  30


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB, including all documents incorporated by reference, includes "forward-looking" statements within the meaning of Section 27A of the Securities Act and Section 21 E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, and we desire to take advantage of the "safe harbor" provisions thereof. Therefore, we are including this statement for the express purpose of availing ourselves of the protections of such safe harbor with respect to all of such forward-looking statements. The forward-looking statements in this Report reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the (1) absence of significant revenues, (2) history of losses, (3) no assurance that technology can be completed or that its completion will not be delayed, (4) significant competition, (5) the uncertainty of patent and proprietary rights, (6) possible adverse effects of future sales of shares on the market, and (7) those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words, "anticipates," "believes," "expects," "intends," "future" and similar expressions identify certain of the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

                                   PART I

Item 1.   DESCRIPTION OF BUSINESS

The registrant, Intelliworxx, Inc. (formerly known as Outdoor Resorts, Inc., a Florida corporation (referred to herein as "Intelliworxx" or the "Company"), was organized on July 1, 1995 for the purposes of acquiring campgrounds.

On November 23, 1998, Intelliworxx merged with a Florida corporation named Intelliworxx, Inc. ("Old Intelliworxx") in a transaction that was accounted for as a reverse acquisition. The shareholders of Old Intelliworxx received an aggregate of 12,000,000 shares of the registrant in exchange for all of the outstanding shares of Old Intelliworxx. As part of the merger transaction the Company's name was changed to its present form, new officers and directors were elected and the number of authorized shares of common stock was increased from 50,000,000 to 100,000,000. After the merger, new management changed the direction of the Company from campground management to mobile computer-based technologies. Since the merger, Intelliworxx has developed numerous mobile-computing products.

BUSINESS AND PRODUCT OVERVIEW
-----------------------------

The Company's primary focus is its Mentorworxx(TM) technology. Mentorworxx provides the ability to accurately and quickly diagnose and repair complex systems using voice-interactive mobile computers and proprietary interface methodology. This focus on Mentorworxx requires expertise in several core technologies including high-speed mobile computing, human-machine interface, advanced multimedia techniques, voice recognition, video compression, Internet applications, and software design and manufacturing.

Management has developed what it believes is a fairly unique business model that, combined with the technological core demanded by mentoring, enables it to develop a range of seemingly diverse product lines with maximum efficiency and speed. These product lines include both hardware and software and offer specific solutions for individual customer needs. With products both in production and under development, systems are designed primarily using microprocessors from Intel Corporation ("Intel") and Windows(R) operating systems from Microsoft Corporation ("Microsoft").

The Intelliworxx Business Model
-------------------------------

The Company targets large market niches and provides major players in those markets with sustainable competitive advantages. The Company does this by rapidly supplying solutions that require expertise in advanced high-speed digital hardware design and software design and integration. The Intelliworxx business model embodies two distinct concepts, "reusable technologies" and the "virtual original equipment manufacturer" ("virtual OEM").

Modern computer-based technology uses a collection of basic components such as Pentium(TM) microprocessors from Intel and speech engine software from Lernout & Hauspie Speech Products N.V. ("Lernout & Hauspie"). In the fast-evolving world of technology products, new components appear at an ever-increasing pace. The concept of reusable technologies means the Company develops advanced circuitry and software (its "core technologies") in a well-defined, modular manner such that the end results can be quickly deployed in a range of new products. This concept also includes designing with an eye towards tomorrow's basic components. Emphasis on reusable technologies leads to a three-step product development process:

     o Development of core technologies with an emphasis on reusable technology

     o Development of product platform based on these core technologies using state-of-the art components for mobile computing

     o Creation of an individual customer's solution from a selected product platform

In this way, Intelliworxx is capable of quickly and efficiently producing specific products for customers by utilizing reusable technologies that can be turned into multiple products in a fraction of the usual development time.

Intelliworxx does not manufacture its products. The Company "outsources" its product manufacturing to electronic manufacturing services companies. A company that develops and sells its own products but has other companies perform the manufacturing is sometimes known as a "virtual original equipment manufacturer" or virtual OEM. Intelliworxx's management team, which has significant contract manufacturing experience, utilizes the virtual OEM model to free the Company from having to hire manufacturing personnel and funding manufacturing equipment. It enables the Company to focus on applying technology to meet customer requirements.

Intelliworxx Products
---------------------

Mentorworxx(TM) Software

Intelliworxx has developed interactive mentoring software for the technology maintenance and medical procedure assist markets. Mentoring is when one person with expertise in a given area aids another in solving problems. This is accomplished by the person with expertise answering questions and offering tips. Mentoring as used by the Company involves replacing the human expertise with computer technology. The Company refers to its software as Mentorworxx(TM) software incorporating "interactive multimedia mentoring" or "iM3(TM)" technology. This software provides voice-driven, interactive access to specific diagnostic and/or procedure data for commercial or military technology and medical providers. The software, written for the Microsoft Windows(R) operating systems, functions best on the Company's VoiceTablet(TM), UCM(TM), or Advanced AutoPC, but works for any Pentium class, Windows(R)-based computer. Management believes that this software will increase the productivity of technology maintenance personnel and medical workers.

The Mentorworxx(TM) software has three components. Mentorworxx Explore(TM) is the software component that plays back multimedia content to the user via voice commands. It functions similar to the familiar "internet web-browser" wherein the user intuitively selects underlined word or phrases ("links") on the screen and is taken to the page directed by the link. Mentorworxx Create(TM) is the program customers use to design their own mentoring applications. It is a visual development environment that conceptually guides the user through the process of creating the mentoring application. The user enjoys complete control over the content preparation, presentation and linking data. The pages that are generated can be read by any browser as well as by the Company's Mentorworxx Explore(TM) product. Mentorworxx Convert(TM) is designed to overcome the single most daunting concern regarding the development of mentoring systems - converting existing data. Mentorworxx Convert(TM) can save hundreds of hours previously devoted to the preparation of a mentoring system. Once templates have been configured, Mentorworxx Convert(TM) automatically reads in all existing manual based text and graphic data and prepares pages with links for use in Mentorworxx Explore(TM).

The VoiceTablet(TM)

A portable tablet computer is a hand-held clipboard with a flat display screen and the electronics to drive the device. Intelliworxx has created the VoiceTablet(TM), a rugged, portable tablet computer that can be voice-driven, or touch/pen activated. The main differences between standard tablet computers and the VoiceTablet(TM) are in the interface advantages. The VoiceTablet(TM) is uniquely equipped with advanced audio circuitry optimized for voice input and output and advanced video multimedia capabilities including the ability to play digital video disk ("DVD") movies. Additionally, the VoiceTablet(TM) uses the Intel Pentium(R) II Processor as a large amount of processing power is necessary to perform both multi-media and speech applications simultaneously. The VoiceTablet(TM) has been designed to use the Intel Pentium(R) III Processor as well.

Intelliworxx has partnered with Lernout & Hauspie to provide advanced voice-driven applications for the VoiceTablet(TM). Lernout & Hauspie is a leading provider of speech and linguistics products and have a commanding worldwide market share of the voice-driven medical applications arena (source:
Lernout & Hauspie web site http://www.lhs.com and conversations with Lernout & Hauspie personnel). Intelliworxx is an authorized Value Added Reseller ("VAR") for the entire line of Lernout & Hauspie products and applications. Lernout & Hauspie is an authorized VAR for the Company's VoiceTablet(TM) and Mentorworxx(TM) software, described in the previous section.

The VoiceTablet(TM) has applications for the healthcare, public safety, technology maintenance, insurance, manufacturing, and in-flight entertainment markets. VoiceTablets(TM) have been produced for various customers including government agencies, Fortune 100 companies, several police departments, a major European airline and Lernout & Hauspie. VoiceTablets(TM) equipped with the Company's Mentorworxx(TM) software have also been delivered to the US Marines and US Navy.

The Advanced AutoPC

An Advanced AutoPC system and accompanying software has been developed for the commercial and military automotive industries to provide information and entertainment in a moving vehicle. The system is voice and touch-driven with a compliment of interactive features that include Global Positioning Satellite based navigation, cellular phone control, wireless Internet access, environmental control and other functions. The system is capable of running Microsoft's Windows 95/98, NT, 2000, or Windows(R) CE operating systems and is the only such product to accommodate Intel's Pentium(R) MMX and Pentium(R) II Processors.

A version of our Advanced AutoPC is in production (300 unit build) for a major U.S. automotive manufacturer. Current purchase orders, which the Company's management believes to be firm, specify delivery of up to 10,000 units during the 12 months ending December 31, 2000. The Company is developing its own Advanced AutoPC product that will be offered to existing AutoPC OEMs and resellers for them to resell as their own brand.

The UCM(TM)

The Company has developed a multipurpose Pentium(TM)-based, multimedia-equipped module called the Ubiquitous Computing Module ("UCM"). This device incorporates advanced mobile computing features in a package smaller than a videocassette. In keeping with the Company's reusable technologies concept, the UCM(TM) has been developed as a computing "engine" to be embedded into vehicles as well as into other devices. It can accommodate any of Intel's family of Pentium(R) processors and is capable of running Microsoft's Windows(R) 95/98, NT/2000, or Windows(R) CE operating systems. The UCM(TM) is being used corporate aircraft and in police cars for several police departments.

WaveLink(TM)

Intelliworxx has combined advanced compression software with dedicated hardware circuitry and a proprietary camera design to enable the fast transfer of video data over POTs ("plain old telephone") wires as well as in the wireless arena. The product, Wavelink(TM), is a PC card that plugs into a PC card slot and is ideally suited to tablet or laptop computing. The Company's unique solution for real-time mobile video conferencing over POTs will allow for high quality transmission of video signals over low bandwidth mediums.

Prototype development is nearing completion and will be targeted at the Company's existing customer base. However, WaveLink(TM) will allow any desktop or laptop computer to provide full motion, high quality video conferencing.

INDUSTRY OVERVIEW
-----------------

Maintaining a competitive edge in the advanced electronic product arena is a challenge that developers and manufacturers continually face. These challenges include, but are not limited to, market demands for increased product performance, the need for a lower cost per function, and the need to decrease the time from product development to market.

Mobile computers (notebook computers, computers in cars, airplanes or boats, etc.) have become increasingly popular as part of the solution to many business problems. As mobile computers gain greater levels of computing power, so do the demands for additional features from mobile users. New demands such as voice-driven operation, multimedia playback ability and wireless access to data are challenging designers to provide these features in increasingly smaller packages.

From 1992 to 1997 the production of electronic equipment in the United States grew from $217 billion to over $345 billion spread over several categories (source: The US Census Bureau, http://www.census.gov/epcd/www/advanc2b.htm#S3). Management believes that mobile computing has been and will continue to be one of the fastest growing segments of electronic equipment production.

TARGET MARKETS
--------------

Mentoring
---------

The $85 billion per year (source: Bureau of Labor Statistics, http://stats.bls.gov/ news.release/sept.t12.htm and management's calculation) education and training industry is undergoing a profound change. The need for targeted, real time training of workers in the military and industry has been growing for several years. Knowledge must be delivered to the technical workforce at precisely the right time to insure workers can perform. Improved job performance and productivity and increased worker competence and flexibility are compelling factors in the growth of mentoring systems.

Mentoring in the Automotive Industry - There are over 200 million vehicles registered in the U.S. (source: Automotive News, Dec. 1998) and more than 50 million new vehicles produced worldwide each year. Each of these vehicles requires an average of $600 per year in repair and maintenance (Source: General Motors Service Parts Division 1998 Estimate) resulting in a $120 billion dollar per year industry. It has been reported that as much as one third of this total is consumed by misdiagnosis. The domestic automotive industry currently supports the repair and maintenance of its vehicles with 21,000 dealerships and 300,000 independent service facilities, employing over 750,000 light-duty vehicle technicians and 500,000 heavy-duty vehicle technicians (source: Environmental Protection Agency ("EPA") correspondence with Intelliworxx).

Mentoring in the Military - The Deputy Undersecretary of Defense for Readiness and Training, Mr. Thomas Longstreth, has indicated that mentoring is a primary initiative for all branches of the US Military. Over 50% of the entire military budget is spent on maintenance and training (source: Longstreth, TechLearn Conference 1998 Orlando, FL). Intelliworxx is a member of the Department of Defense's Advanced Distributed Learning core team and has participated in top-level government training policy discussions.

Mentoring in Public Safety - Emergency response to chemical or biological terrorist attacks or spills has become a national concern at the highest levels of the government, and is of significant immediate concern to police, fire and rescue organizations. The list of chemical and biological agents has grown, as has the estimated risk of terrorist attacks. The current materials required for use by all military and public safety workers in the event of public endangerment has grown in complexity and bulk. The Company's Mentorworxx solution simplifies access and use of data and its intuitive, voice interactive interface facilitates accurate decision making in high-stress situations. Mentoring represents a valuable market opportunity for the Company in this area, in addition to its activities in AutoPC and Tablet Computing.

Tablet Computing
----------------

Tablet computing is not a new market arena. Tablet computers have existed for many years, but, much like the palmtop industry, were not viable choices for mobile job assistance, as they did not have the features necessary to entice buyers. Even so, tablet computers have enjoyed increasing sales due to demand for data access for mobile workers. The table below indicates the sales picture for tablet computing.


                            Tablet Computer Sales
                            ---------------------

                                    1997                      1998
                                    ----                      ----

   Manufacturer           Unit Sales    $ Sales      Unit Sales   $ Sales
   ------------           ----------    -------      ----------   -------

Fujitsu Corporation          33,000   $ 75,000,000     44,000   $100,000,000
Telxon Corporation           24,000   $ 54,000,000     32,000   $ 72,000,000
MicroSlate Inc.              15,000   $ 34,000,000     20,000   $ 45,000,000

-----------------------
Source: Derived from the Fujitsu Corporation, Telxon Corporation and MicroSlate Inc. Web Sites and Management's Estimates

Intelliworxx has engineered a combination of Pentium(R) II electronics, multimedia features and interactive software that allow the user to operate the tablet "hands-free". Typically, tablet computers are operated through the use of a pen or touch screen interface. While these options are still available, the Intelliworxx enhanced tablet computer is driven primarily by voice command.

Tablet computing is increasing in popularity in healthcare, technology maintenance, transportation, insurance, and in-flight entertainment. Public Safety is also a growing market for tablet computers. There are over 560,000 police squad cars nationwide, with 738,000 sworn officers (source: Cross Match, Inc., correspondence with Intelliworxx).

The Advanced AutoPC market
--------------------------

Stereo equipment manufacturers such as Clarion Corporation ("Clarion"), Pioneer Electronics Inc. ("Pioneer"), and Alpine Electronics Inc. ("Alpine") introduced AutoPC products for navigation purposes. Many AutoPC suppliers will be providing products aimed at lower cost vehicles where consumers are adaptable to narrower feature sets. However, consumers are expressing the desire for more features and functionality. According to market analysis from a major US automotive manufacturer, vehicles with suggested retail prices in excess of $30,000 will include AutoPC offerings that will provide genuine PC computing power with more features including continuous voice dictation and multiple DVD playback (the "Advanced AutoPC"). As prices for the Advanced AutoPC drop, it will replace the existing, limited functionality AutoPC products.

Domestic automakers are projecting requirements for in excess of one million systems annually going into the new century. Near term projections for advanced systems will hinge upon the sales of moderate to higher priced vehicles. On the succeeding page is a table indicating potential for domestic car sales for 1999 for Advanced AutoPC systems (source: http://carpoint.msn.com).


                         1999 Projected Moderate to High
                                Priced Auto Sales
                                -----------------

                                       Projected Unit Sales
                                       --------------------
        Auto Maker                            1999         Cars over $30,000
        ----------                            ----         -----------------

General Motors Corporation                  9,239,000           369,560
Ford Motor Company                          6,943,000           277,720
Chrysler Corporation                        4,789,000           191,560

With 54 million automobiles and trucks manufactured each year, Microsoft, Intel and industry analysts agree that the AutoPC market is the next area of explosive growth for PC-based hardware and software in which Intelliworxx plans to participate.

The Company also intends to target the Recreational Vehicle ("RV") market for AutoPC sales. Fleetwood, Winnebago, Skyline and other RV companies sell over 250,000 vehicles each year in the United States alone.

MARKETING STRATEGY
------------------

The Company markets to Original Equipment Manufacturers ("OEMs") and Value Added Resellers ("VARs") for whom the Intelliworxx advanced mobile computing solutions provide sustainable competitive advantages. Targeted industries include automotive, healthcare, aviation, military (personal combat data units, vehicle mounted electronics, training, maintenance and repair), public safety and commercial equipment maintenance and repair (aircraft, motor vehicle, industrial, plant, etc.). The target OEMs in these industries are the final equipment assemblers or system integrators themselves. The appeal of these targets is high margins, substantial but manageable volumes and minimal competition.

By targeting large, established OEMs and VARs, the Company does not need to staff a large sales department itself. In effect, the OEM and VAR sales forces become the Company's "virtual" sales force. Intelliworxx presently has OEM or VAR relationships with 15 such companies. Another advantage to these relationships is that our OEM and VAR partners are directly responsible for supporting the end user. This frees the Company from staffing a large customer support department and allows it to focus on solutions for its target markets.

COMPETITION
-----------

The computer technology industry is highly competitive and fragmented, and the Company may face significant competition in each of its product markets. The Company's competitors differ depending on product type, geographic market, and application type. Several of the Company's competitors are well established and have greater assets and financial resources than the Company, and have larger marketing and research and development budgets. Several of the Company's competitors also have larger service organizations.

Competition in the Company's markets is influenced by technical capacity, customer support, product longevity, supplier stability, breadth of product offerings, reliability, performance, and price. The Company believes that it can successfully compete in its chosen market niches due to its proprietary mentoring software and methodology, advanced technological capabilities, quick and efficient product development and its ability to meet customer price points. In addition, the Company's marketing strategy focuses on becoming a supplier to would be competitors. In this way the Company concentrates on core technology, product development and efficient manufacturing. The Company also can utilize the sales force and established relationships of these customers who otherwise would be competitors.

WORLD WIDE WEB
--------------

The Company has a World Wide Web home page at http://www.intelliworxx.com. This web page contains basic information about the Company, its latest news, technology, products, application notes, links to partners, special programs, investor information and frequently asked questions, as well as how to contact the Company. The Intelliworxx web page is also listed with many of the most popular web search engines. The Company has identified many sales leads and beta testers through use of the web.

TRADEMARKS
----------

The Company's intellectual property attorneys are actively pursuing the registration for the following trademarks:

             1  VoiceTablet
             2  Interactive Multi Media Mentoring
             3  iM3
             4  Mentorworxx
             5  Mentorworxx Explore
             6  Mentorworxx Create
             7  Mentorworxx Convert
             8  Intelliworxx
             9  VoiceAudio
            10  UCM
            11  WaveLink

PATENTS
-------

The Company's success may depend in part on its ability to obtain patent protection for its products and processes, to preserve its trade secrets and to operate without infringing upon the patent or other proprietary rights of others and without breaching or otherwise losing rights in the technology licenses upon which any Company products are based. The Company has filed for two patents and, where appropriate, the Company will in the future apply for patents for certain key technology. Patent applications filed by the Company or by the Company's licensors may not result in issued patents or the scope and breadth of any claims allowed in any patents issued to the Company or its licensors may not exclude competitors or provide competitive advantages to the Company. In addition, patents issued to the Company or its licensors may not be held valid if subsequently challenged or others may claim rights in the patents and other proprietary technologies owned or licensed by the Company. Others may have developed or may in the future develop similar products or technologies without violating any of the Company's proprietary rights. Furthermore, the Company's loss of any license to technology that it now has or acquires in the future may have a material adverse effect on the Company's business, operating results and financial condition.

Patent applications in the U.S. are currently maintained in secrecy until patents are issued. In foreign countries, this secrecy is maintained for a period of time after filing. Accordingly, publication of discoveries in the scientific literature or of patents themselves or laying open of patent applications in foreign countries tends to lag behind actual discoveries and filing of related patent applications. Due to this factor and the large number of patents and patent applications related to mobile computing technologies and other products and technologies that the Company is pursuing, comprehensive patent searches and analyses associated with mobile computing and other products and technologies that the Company is pursuing are often impractical or not cost-effective. As a result, the Company's patent and literature searches cannot fully evaluate the patentability of the claims in the Company's patent applications or whether materials or processes used by the Company for its planned products infringe or will infringe upon existing technologies described in U.S. patents or may infringe upon claims in patent applications made available in the future. Because of the volume of patents issued and patent applications filed relating to mobile computing technologies and other products and technologies that the Company is pursuing, the Company believes there is a significant risk that current and potential competitors and other third-parties have filed or will file patent applications for, or have obtained or will obtain, patents or other proprietary rights relating to materials, products or processes used or proposed to be used by the Company. In any such case, to avoid infringement, the Company would have to either license such technologies or design around any such patents. The Company may be unable to obtain licenses to such technologies or, if obtainable, such licenses may not be available on terms acceptable to the Company or the Company may be unable to successfully design around these third-party patents.

Participation in litigation or patent office proceedings in the U.S. or other countries, which could result in substantial cost to and diversion of effort by the Company, may be necessary to enforce patents issued or licensed to the Company, to defend the Company against infringement claims made by others or to determine the ownership, scope or validity of the proprietary rights of the Company and others. The parties to such litigation may be larger, better capitalized than the Company and better able to support the cost of litigation. An adverse outcome in any such proceedings could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties and/or require the Company to cease using certain technologies, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

GOVERNMENT APPROVALS
--------------------

None of the Company's products or services presently require any government approval. The Company does not know of any existing or pending governmental regulations that would have an effect on its business.

SERVICE AND SUPPORT
-------------------

The Company demands that its resellers and OEM partners have complete service and support in place for their end users including telephone help desk centers and depot repair centers. The Company also has a range of personnel, from technical customer service representatives to program managers to design engineers, who support the resellers and OEM partners with customer service issues.

SEASONALITY
-----------

The Company does not experience seasonal up or down turns.

SOURCES AND AVAILABILITY OF RAW MATERIALS
-----------------------------------------

The Company relies on the availability of Microsoft operating systems and Intel microprocessors in order to manufacture its products. In addition, there are a number of other electronic components the Company includes in its designs. These components are available from a wide range of vendors, none of which are deemed to be a critical single source supplier.

WORKFORCE
---------

The Company currently employs 42 individuals in the following functional areas:
20 employees in Engineering and Technical Support, seven employees in Sales and Marketing, seven employees in Administration and eight employees in Manufacturing and Materials. The Company does not have a collective bargaining agreement with its employees and considers its relationship with its employees to be excellent.


Item 2.   DESCRIPTION OF PROPERTY

The Company's principal office is located at 1819 Main Street, Sarasota, Florida 34236, where it leases approximately 20,000 square feet under a lease agreement that expires in September 2004.

The Company also leases approximately 1,000 square feet of office space in Decatur, Alabama and 300 square feet of office space in Silver Spring, Maryland. Both leases are for duration of 12 months, with the terminations in December 2000 and February 2001 respectively.

The Company believes that its facilities are adequate for its present operations and its anticipated operations during the next twelve months.


Item 3.   LEGAL PROCEEDINGS

From time to time, the Company is a party to litigation, which arises, in the normal course of business. There is no litigation pending, or to the Company's knowledge, threatened that, if determined adversely, would have a material adverse effect upon the business or financial condition of the Company.

Certain officers of the Company and the Company are defendants in a lawsuit filed in the Federal District Court for the Middle District of Florida. The plaintiff in the action claims an unspecified amount of damage resulted from the alleged misappropriation of intellectual and other property and the alleged breach of employment agreements between the plaintiffs and officers in question. Intelliworxx has filed a counterclaim against the plaintiffs seeking damages in excess of $3,000,000 for interfering with advantageous business relationships and interference with contractual relations. The Company has been advised by its intellectual property experts that the plaintiffs' allegations of misappropriated technology or intellectual property are unsupportable. The Company has been advised by its litigation counsel that the litigation will not result in any material liability to Intelliworxx or to the officers in question. As a precaution, the officers in question have entered into indemnification agreements with the Company to mitigate any effect that the action may have on the Company. The action is in the final stages of discovery.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the Company's security holders since the filing of the Company's Form 10-SB/A Amendment No. 1 on November 30, 1999.

                                     PART II


Item 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

The Company's common stock is listed on the OTC Bulletin Board under the trading symbol "IWXX." The Company's common stock has been traded since December 1998. Currently, the following brokerage firms are making a market in the Company's common stock: Knight Securities, Inc., Sharpe Capital, Inc., Hill Thompson Magid & Co, Inc., Paragon Capital Corporation, Herzog Heine Geduld, Inc., WM. V. Frankel & Co., Fleet Securities, Wien Securities Corp. and GVR Company.

The following table sets forth for the period indicated, the range of high and low closing bid quotations per share. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                          Price per Share
                                        --------------------
Period Ended                            High             Low
------------                            ----             ---
1998
----
Fourth Quarter                        $   5.75         $   2.00

1999
----
First Quarter                         $   6.75         $   5.25
Second Quarter                        $   7.25         $   6.13
Third Quarter                         $   7.75         $   6.03
Fourth Quarter                        $  12.63         $   6.00


The Company has in excess of 700 shareholders of record. The Company has not paid, nor does it anticipate paying dividends in the foreseeable future.


DESCRIPTION OF SECURITIES
-------------------------

Common Stock
------------

The Company is authorized to issue 100,000,000 shares of common stock, no par value. The holders of each share are entitled to one vote for each share held and are entitled to dividends when and as declared by the Board of Directors. At December 31, 1998, common shares issued and outstanding totaled 14,066,666. At December 31, 1999, common shares issued and outstanding totaled 15,199,166. As of March 27, 2000, common shares issued and outstanding totals 17,189,771.

Options granted on the common stock of the Company to employees under the 1999 Equity Incentive Plan total 985,393 at an average exercise price of $6.19. No shares have been issued for the options and no other options have been granted.

Preferred Stock
---------------

The Company is authorized to issue 25,000,000 shares of preferred stock, no par value, which may be issued in classes or series with various rights and designations to be determined by the Board of Directors. Each share of preferred stock is entitled to dividends when and if declared by the Board of Directors. To date, no preferred shares have been issued.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

In December 1998, the Company issued 12,000,000 shares to shareholders of Old Intelliworxx in connection with the acquisition of the Company. The issuance was a non-public offering exempt from registration pursuant to Section 4(2) of the Act.

From December 12, 1998 through February 19, 1999, the Company sold an aggregate of 2,000,000 shares to five accredited investors for an aggregate offering price of $1,000,000 or $0.50 per share. The offering was made pursuant to Regulation D, Rule 504 of the Securities Act of 1933.

On February 12, 2000, the Company issued 1,127,047 shares of its common stock and warrants to purchase 65,725 shares of the Company's common stock in satisfaction of notes payable and accrued interest totaling approximately $3,945,000. Each warrant entitles the holder to purchase a share of the Company's common stock at a rate of $3.00 per share. The warrants expire on January 12, 2005. The convertible instruments were issued to 41 individuals, trusts and companies in a non-public offering exempt from registration pursuant to Section 4(2) of the Act and the conversion of the instruments is exempt from registration pursuant to Section 3(a)(9) of the Act.

On March 3, 2000, the Company completed a private placement offering consisting of an aggregate of 863,558 shares of common stock of the Company and warrants to purchase an aggregate of 144,116 shares of the Company's common stock. The offering price was $3.50 per share and the Company's net proceeds to the Company totaled approximately $2,988,000. Each warrant entitles the holder to purchase a share of the Company's common stock at a rate of $3.00 per share. The warrants expire on January 12, 2005. The offering was sold to 23 accredited investors in a non-public offering exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Act. In connection with the sale of the shares and warrants, the Company agreed to include the common shares and warrants in a registration statement with the Securities and Exchange Commission on or before July 1, 2000.

Item 6.   Selected Financial Data

The following selected financial data for the years ending December 31, 1999 and 1998, are audited and have been derived form the Company's financial statements. This information should be read in conjunction with the financial statements and
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                              From Inception
                                         Year Ending      (February 12, 1998) to
                                      December 31, 1999     December 31, 1998
                                      -----------------     -----------------
Statement of Operations Data
----------------------------

Total Revenue                             $ 1,986,839          $   994,448
Operating Loss                            $(3,723,392)         $(1,366,823)
Net Loss                                  $(4,208,425)         $(1,453,240)
Net Loss Per Share                        $     (0.28)         $     (0.11)

Balance Sheet Data
------------------

Current Assets                            $ 1,662,759          $   549,053
Total Assets                              $ 2,436,243          $   880,515
Current Liabilities                       $ 6,146,266          $ 1,418,907
Total Liabilities                         $ 6,168,060          $ 1,418,907


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Introduction
------------

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity/cash flow of the Company during the period from Inception (February 12, 1998) to December 31, 1998 and the twelve months ended December 31, 1999. This item should be read in conjunction with the financial statements and notes hereto included.

Note that, since, for accounting purposes the transaction in which the Company merged with Old Intelliworxx was treated as a reverse merger, the results of the Company's operations prior to the inception of Old Intelliworxx are not included in the financial statements and are not discussed herein because they are immaterial.

Results of Operations
---------------------

The Period from Inception of Old Intelliworxx (February 12, 1998)
to December 31, 1998
-----------------------------------------------------------------

Revenue for 1998 totaled approximately $994,000 consisting primarily of new product development contracts with a major US automotive manufacturer and with the US Navy, administered by the National Committee for Manufacturing Sciences, Inc. ("NCMS"). The attendant cost of revenue totaling approximately $654,000 consisted of direct development costs incurred by the Company's hardware and software engineering staff.

Selling, general and administrative expenses for 1998 totaled approximately $1,376,000. These costs provided the basis for the Company's infrastructure that will maintain the selling and general expenses into the future. Research and Development expenses for 1998 totaled approximately $265,000.

Depreciation, amortization and interest expense totaled approximately $153,000 in 1998.

The Twelve Months Ended December 31, 1999
-----------------------------------------

Revenue for 1999 is approximately $1,987,000, consisting of software and hardware development revenue of approximately $1,232,000 and product sales of $755,000. The Company began shipping product in February 1999. Both software and hardware development revenues and product sales in 1999 compare favorably to the results in 1998. The increase of approximately $993,000 represents a 100% improvement in revenue as compared to 1998. Cost of revenue for 1999 is approximately $1,784,000, which represents an increase over 1998 of approximately $1,130,000 or 173%. This increase is reflective of the direct materials costs incurred, the addition of manufacturing personnel and increased allocation of research and development as projects moved into production.

Selling, General and Administration ("SG&A") totals approximately $2,370,000. The increase of approximately $998,000 or 72% is primarily due to growth from a start-up in 1998 (seven SG&A employees at December 31, 1998) to its current staffing of sixteen SG&A at year-end 1999. Additionally, the Company expanded its office space during the last quarter of 1999, increasing its lease expense by approximately $60,000 per quarter. Research and Development expense totaled approximately $1,401,000 for 1999. This increase of approximately $1,137,000 or 429% reflects the Company emphasis in the areas of hardware and software development. During 1999, the Company added six development engineers to greatly increase its capabilities.

Depreciation and Amortization and Interest Expense for 1999 total approximately $650,000, which is a $497,000 or 325% increase over 1998. This increase is directly related to the Company's use of high interest, short-term credit facilities to fund the operation.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations and capital expenditures primarily through cash flow from operations, short-term credit facilities and the sale of the Company's common stock. The Company has also used long-term, capitalized lease transactions to finance capital expenditures. For 1998, the Company's primary source of cash was from financing activities that totaled approximately $888,430. Of this amount, proceeds from the issuance of promissory notes totaled approximately $740,681 and proceeds from the sale of its common stock totaled $250,100. For 1999, the Company's primary source of cash was also from financing activities. Proceeds from the issuance of promissory notes totaled approximately $4,563,748 while proceeds from the sale of common stock totaled $750,000.

The Company's cash totaled approximately $77,000 and $461,000 on December 31, 1998 and December 31, 1999 respectively. Capital expenditures for 1998 totaled approximately $374,000, of which approximately $210,000 is computers and related hardware and software principally used in the Company's research and development efforts. For 1999, the Company spent an additional $252,000 on capital expenditures, including those expenditures financed with capitalized lease obligations totaling $87,000. Such capitalized leases were entered into to acquire substantially all of the Company's office furniture.

In February 2000, the Company completed a private placement offering in which proceeds to the Company totaled approximately $2,988,000 from the sale of 863,558 shares of its common stock and 114,116 warrants to purchase common stock of the Company.

Also in February, promissory note holders converted approximately $3,945,000 in short-term debt in exchange for 1,127,407 shares of common stock. Simultaneously, the Company repaid certain other promissory note holders resulting in a reduction of approximately $1,400,000 in short-term debt. As a result of the conversions and debt repayment the Company greatly reduced its monthly interest payments. Although there can be no assurance of continued debt and/or equity financing, the Company expects to be able to meet its debt obligations and to finance operations and capital expenditures through internally generated funds, future borrowing (including amounts expected to be available under revolving bank credit facilities, purchase order and accounts receivable financing and capital lease transactions) and capital stock transactions to possibly additional private placements and a registered offering.

During the next twelve months, the Company does not expect to make any significant purchases of plant or equipment.

The Company anticipates its number of employees to increase from 40 to 75 during the next twelve months.

Impact of Year 2000 Issues
--------------------------

In 1999 Intelliworxx conducted a review of its business systems and its products in an attempt to identify ways in which its systems could be affected by Year 2000 issues. Based on this review, we found that our internal information systems and all of our product offerings were Year 2000 compliant.

All internal information systems of the Company and all software used in products of the Company were purchased in 1998 or later, well after its software vendors stated that their products were Year 2000 compliant.

All corporate information systems and all employee computers were backed up to tape at the end of the day on December 31, 1999 and proper functioning was tested on January 1, 2000. No Year 2000 problems were identified and we expect no Year 2000 related problems to arise in the future.


Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None.

                                    PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information concerning each of the Company's directors and executive officers:

Name                        Age       Position
----                        ---       --------

Kevin B. Rogers             45        Chairman of the Board, President, Chief
                                      Executive Officer

Michael P. Jonas            37        Executive Vice President, Director

Christopher J. Floyd        37        Vice President Finance, Chief Financial
                                      Officer, Treasurer, Director

Donald H. Pound, Jr.        40        Vice President Engineering, Director

Vincent D. Reynolds         40        Vice President Software Technology

James L. Roach              47        Vice President Mentoring Systems

Donald R. Mastropietro      51        Corporate Secretary, Director Accounting &
                                      Administration

John W. English             67        Director

Earl B. Fowler              74        Director

Oscar J. Williams           56        Director

Kevin B. Rogers - Chairman of the Board, President, and Chief Executive Officer
- Mr. Rogers has served as Chairman of the Board, President and Chief Executive Officer of Intelliworxx since Old Intelliworxx was organized in 1998. From 1995 to 1997, Mr. Rogers served as President of Interactive Solutions, Inc., a company he founded to develop and manufacture voice activated, wearable computer technology. In 1993 Mr. Rogers founded RiverBend Technologies, Inc. to develop and market products for the healthcare and restaurant industries. He served as its President and CEO until 1995 and sold RiverBend in 1996. From 1990 to 1993 Mr. Rogers served as partner and Chief Designer for Universal Technologies, Inc., creating integrated Point of Sale, outdoor video ordering and paperless back office database systems. Mr. Rogers graduated in 1980 from the University of Kentucky with a Bachelor of Science in Psychology. In 1983, he earned a Master of Arts in Psychology from University of California, Los Angeles concentrating in Human Factors Engineering and Interface Design.

Michael P. Jonas - Executive Vice President, Director - Mr. Jonas has served as Executive Vice President of Intelliworxx since Old Intelliworxx was organized in 1998 and was elected as a director on April 3, 1998. From 1993 to 1998, Mr. Jonas worked for Teltronics, Inc., an electronic manufacturing services corporation in the positions of Manager of Contract Manufacturing, Director of Contract Manufacturing and finally, as Vice President of Contract Manufacturing. From 1989 to 1993, Mr. Jonas worked for EMI/ECS, Inc., serving first as Director of Marketing and Sales and later as Vice President of Operations. Mr. Jonas graduated in 1984 with a Bachelor of Engineering from Stevens Institute of Technology. He received his Master of Business Administration in 1993 from Kensington University.

Christopher J. Floyd - Vice President Finance, Chief Financial Officer, Treasurer and Director - Mr. Floyd has served as Vice President Finance, Chief Financial Officer, Treasurer and Director of Intelliworxx since July 20, 1998. From 1996 to 1998 Mr. Floyd served as President of Floyd Media, Inc., a privately held consulting firm. From 1993 to 1996, Mr. Floyd served as partner, Executive Vice President and Chief Financial Officer for Microflex International, Inc., a computer reseller and network services Company in Lakeland, Florida. From 1991 to 1993 Mr. Floyd served as an auditor and management consultant for Ernst & Young in Berlin, Germany. Mr. Floyd graduated in 1986 from the University of South Florida with a Bachelor of Science in Electrical Engineering degree. He received his Master of Business Administration degree in 1991 from The Wharton School in Philadelphia.

Donald H. Pound, Jr. - Vice President Engineering and Director - Mr. Pound has served as Vice President Engineering of Intelliworxx since Old Intelliworxx was organized in 1998 and was elected as a Director on April 3, 1998. He served as Secretary from the organization of Old Intelliworxx until March 21, 2000. From 1996 through 1997 he served as Director of Electronics Engineering for Interactive Solutions, Inc., a developer and manufacturer of voice activated, wearable computer technology. From 1992 until 1996, Mr. Pound was employed in the contract electronic design industry working for ASIC Designs, Inc. in Naperville, IL, designing mobile computers. Mr. Pound graduated in 1983 from Purdue University with a Bachelor of Science in Electrical Engineering.

Vincent D. Reynolds - Vice President Software Technology - Mr. Reynolds has served as Vice President Software Technology of Intelliworxx since Old Intelliworxx was organized in 1998 and served as a Director from April 3, 1998 until March 21st, 2000. From 1996 to 1997 Mr. Reynolds was Director of Software Technology for Interactive Solutions, a developer and manufacturer of voice activated, wearable computer technology. From 1995 to 1996 Mr. Reynolds served as Programmer/Analyst for Key Communications, a company that provides medical lab systems. From 1993 to 1995 Mr. Reynolds worked as Senior Technologist at RiverBend Technologies, a company founded by Mr. Rogers to develop and market products for the healthcare and restaurant industries. In 1993 Mr. Reynolds served as Senior Software Developer for Rally's Hamburgers developing a multimedia order confirmation system.

James L. Roach - Vice President Mentoring Systems - Mr. Roach has served as Vice President Mentoring Systems since January 1999. From 1991 to 1998 Mr. Roach was employed at General Motors Corporation as the Senior Project Engineer in the Service Research department developing and field-testing new technologies for improving the diagnostic abilities of dealership technicians. From 1988 to 1991 Mr. Roach worked as an advanced service readiness engineer for Saturn Corp. Mr. Roach graduated in 1981 from Midlands Technical College with a degree in Electronics Engineering Technology

Donald R. Mastropietro - Corporate Secretary and Director Accounting and Administration - Mr. Mastropietro has served as Director Accounting and Administration since May 19, 1999 and Corporate Secretary of the Company since his appointment on March 21, 2000. From 1996 until he joined the Company, Mr. Mastropietro worked as a Financial Consultant for several public and private companies. From 1993 to 1996 he served as Chief Financial Officer of EVRO Corporation. From 1972 to 1993, Mr. Mastropietro held several accounting positions at Teltronics, Inc, serving the last five years as Vice President of Finance, Chief Financial Officer, Secretary and Treasurer. Mr. Mastropietro graduated in 1970 from Ohio Northern University with a BA in Business Administration with an Accounting concentration.

John W. English - Director - Mr. English was elected as a Director of the Company on March 21, 2000. From November 1981 until March 1993, Mr. English served as Vice President and Chief Investment Officer of the Ford Foundation. From October 1975 to March 1993he served as Director of Investment Management for AT&T in New York City. Mr. English currently serves on numerous national and international boards and investment committees. He is Chairman of the Board of H.S.B.C. Corporation's China Fund, Inc. (NYSE: HBC) and State Street Bank's Select Sector SPDR Trust (AMEX: SPY). He also serves as a Trustee of the Northern Trust Company's Institutional Funds, Washington Mutual's WM Group of Funds (NYSE: WM), and is a Director of A.L.T. Films, Inc. Mr. English is also serves on the General Board Of Pensions and Health Benefits of the United Methodist Church, the United Board for Christian Higher Education in Asia, and the Board of Advisors of the Templeton Foundation's Prizes for Progress in Religion.

Earl B. Fowler - Director - Mr. Fowler was elected as a Director of the Company on March 21, 2000. From July 1985 to present, Admiral Fowler has been President and owner of Fowler International Corporation, a consulting firm he founded with operations in the U.S. and Taiwan. From March 1980 to June 1985, Admiral Fowler served as Commander Naval Sea Systems Command and Chief Engineer of the Navy, responsible for a 110,000 person organization with an annual budget exceeding $20 billion dollars. From August 1976 to March 1980, he served as Commander Naval Electronic Systems Command, responsible for design, development and procurement of communications, radar, surveillance and space systems. Today he is Director and Chairman of the Audit Committee for Foundation Health Systems Corporation (NYSE: FHS), a health maintenance organization and Chairman of the Board for SPD Technologies, Inc., a circuit breaker and switch gear manufacturer.

Oscar J. Williams - Mr. Williams was elected as a Director of the Company on March 21, 2000. In 1999 Mr. Williams founded Intellysis Capital Advisors LLC, a venture fund management company dedicated to the development of high-tech start-up companies in the Telecommunications and Internet area. From 1998 to 1999 he cofounded and served as Vice President Finance and Chief Financial Officer of 2nd Century Communications, Inc., a new breed of Competitive Local Exchange Carrier using convergence of voice and data over a single protocol, where he raised $25 million in seed capital. From 1991 to 1998, Mr. Williams served as Vice President of Finance and Chief Financial Officer at Intermedia Communications, Inc. (NasdaqNM: ICIX) where he raised $750 million in debt and equity and was instrumental in guiding the company from a market value of several million to over two billion in four years.

The Company provides indemnification of its officers and directors from personal liability for their actions, conduct and recommendations taken or made in good faith in the exercise of their business judgment under the given circumstances, all in accordance with applicable sections of the statutes of the State of Florida.


Item 10.   EXECUTIVE COMPENSATION

The Summary Compensation Table below details all plan and non-plan compensation awarded to, earned by, or paid to the named executive officer in 1998 and in 1999.


------------------------------------------------------------------------------------------------------
                            Annual Compensation(1)          Long-Term Compensation
                            ----------------------          ----------------------
                                                               Awards            Payouts
                                                               ------            -------
                                                                    Securities
      Name                                    Other    Restricted   Underlying               All Other
       and                                   Annual       Stock      Options/      LTIP       Compen-
    Principal              Salary   Bonus    Compen-     Award(s)      SARs       Payouts     sation
    Position       Year      ($)     ($)     sation        ($)          (#)         ($)        ($)
      (a)          (b)       (c)     (d)       (e)         (f)          (g)         (h)        (i)
------------------------------------------------------------------------------------------------------

Kevin B. Rogers    1999    124,615    0         0           0            0           0          0
President, Chief
Executive Officer  1998     90,000    0         0           0            0           0          0

------------------------------------------------------------------------------------------------------

(1) Salary for 1998 is from February 1 through December 31. Salary for 1999 is from January 1 through December 31.


1999 EQUITY INCENTIVE PLAN
--------------------------

On February 25, 1999, the Board of Directors of the Company adopted the Intelliworxx, Inc. 1999 Equity Incentive Plan (the "Plan") that was subsequently approved by a majority of the shareholders on March 19, 1999. The Plan designated an Equity Incentive Committee (the "Committee") appointed by the Board of Directors and authorizes the Committee to grant or award to eligible participants of the Company and its subsidiaries and affiliates, until February 25, 2009, stock options, stock appreciation rights, restricted stock or deferred stock awards for up to 3,000,000 shares of the common stock of the Company.

The following is a general description of certain features of the Plan that is annexed in this filing as an exhibit.

     1. Eligibility. Officers, employees and consultants of the Company, its subsidiaries and its affiliates who are responsible for the management, growth and profitability of the business of the Company, its subsidiaries and its affiliates, are eligible to be granted stock options, stock appreciation rights, and restricted or deferred stock awards under the Plan. Directors are eligible to receive Director Stock Options.

     2. Administration. The Committee administers the Plan. The Committee has full power to select, from among the persons eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to any participants and to determine the specific terms of each grant, subject to the provisions of the Plan.

     3. Stock Options. The Plan permits the granting of non-transferable stock options that are intended to qualify as incentive stock options ("ISO's") under Section 422 of the Internal Revenue Code of 1986 and stock options that do not qualify ("Non-Qualified Stock Options"). The option exercise price for each share covered by an option shall be determined by the Committee, but shall not be less than 80% of the fair market value of a share on the date of grant. The term of each option will be fixed by the Committee, but may not exceed 10 years from the date of the grant in the case of an ISO or 10 years and two days from the date of the grant in the case of a Non-Qualified Stock Option.

     4. Stock Appreciation Rights. Non-transferable stock appreciation rights ("SAR's") may be granted in conjunction with options, entitling the holder upon exercise to receive an amount in any combination of cash or unrestricted common stock of the Company (as determined by the Committee), not greater in value than the increase since the date of grant in the value of shares covered by such right. Each SAR will terminate upon the termination of the related option.

     5. Restricted Stock. Restricted shares of the common stock may be awarded by the Committee subject to such conditions and restrictions as they may determine, which may include the attainment of performance goals. The Committee shall also determine whether a recipient of restricted shares will pay a purchase price per share or will receive such restricted shares without any payment in cash or property.

     6. Deferred Stock. Deferred stock awards may also be made under the Plan. These are non-transferable awards entitling the recipient to receive common stock of the Company without any payment in cash or property in one or more installments at a future date or dates, as determined by the Committee. Receipt of deferred stock may be conditioned on such matters as the Committee shall determine, including continued employment and attainment of personal goals.

     7. Loan Provisions. The Plan authorizes the Company, with the consent of the Committee, to make or arrange for loans to employees in connection with the exercise of options, or the payment of any purchase price for restricted stock granted under the Plan, or the payment of Federal and State income taxes resulting from the granting or exercising of options or other awards under the Plan. The Committee has full authority to decide whether to make such loans and to determine the term and provisions of any such loans including interest charged and repayment terms.

     8. Transfer Restrictions. Grants under the Plan are not transferable except, in the event of death, by will or by the laws of descent and distribution.

     9. Termination of Benefits. In certain circumstances, such as death, disability, and termination without cause; beneficiaries in the Plan may exercise options and SAR's and receive the benefits of restricted stock grants following their termination or their employment or tenure as a Director as the case may be.

     10. Change of Control. The Plan provides that (a) in the event of a "Change of Control" (as defined in the Plan), unless determined by the Committee prior to such Change in Control, or (b) to the extent expressly provided by the Committee at or after the time of grant, in the event of a "Potential Change of Control" (as defined in the Plan),
          (i) all stock options and related SAR's (to the extent outstanding for at least six months) will become immediately exercisable; (ii) the restrictions and deferral limitations applicable to outstanding restricted stock awards and deferred stock awards will lapse and the shares in question will be fully vested; and (iii) the value of such options and awards, to the extent determined by the Committee, will be cashed out on the basis of the highest price paid (or offered) during the preceding 60-day period, as determined by the Committee. The Change of Control and Potential Change of Control provisions may serve as a disincentive or impediment to a prospective acquirer of the Company and, therefore, may adversely affect the market price of the common stock of the Company.

     11. Amendment of the Plan. The Plan may be amended from time to time by majority vote of the Board of Directors provided as such amendment may affect outstanding options without the consent of an option holder nor may the plan be amended to increase the number of shares of common stock subject to the Plan without stockholder approval.

On February 25, 1999, the Company granted incentive stock options for 257,572 shares at a purchase price of $6.00 per share and granted non-incentive stock options for 53,250 shares at a purchase price of $6.00 per share. On October 26, 1999, the Company granted incentive stock options for 264,548 shares at a purchase price of $6.70 and granted non-incentive stock options for 226,524 shares at a purchase price of $6.70. On December 6, 1999, the Company non-incentive stock options for 244,000 shares at a purchase price of $5.50.

All options granted are exercisable as follows: 50% on the first anniversary of the option grant date and 25% on each subsequent anniversary of the option grant date. No options were exercisable under the Plan until February 25, 2000. As of March 27, 2000, no options have been exercised and no underlying shares have been issued.


Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Title of                                                Amount      Percent of
Class            Name and Address of Owner              Owned     Class (5), (6)
-----            -------------------------              -----     --------------

Common    Kevin B. Rogers, Chairman, President, Chief
          Executive Officer, Chairman of the Board
          1819 Main St., Eleventh Floor
          Sarasota, FL  34236
                                                        1,823,667     10.61%

Common    Michael P. Jonas, Executive Vice
          President, Director
          1819 Main St., Eleventh Floor
          Sarasota, FL  34236                           1,815,667(1)  10.56%

Common    Christopher J. Floyd, Vice President
          Finance, Treasurer, Chief Financial Officer,
          Director
          1819 Main St., Eleventh Floor
          Sarasota, FL  34236                           1,878,667(2)  10.93%

Common    Donald H. Pound, Jr., Vice President
          Engineering, Director
          1819 Main St., Eleventh Floor
          Sarasota, FL  34236                           1,823,667     10.61%

Common    Vincent D. Reynolds, Vice President
          Software Technology
          1819 Main St., Eleventh Floor
          Sarasota, FL  34236                           1,823,667     10.61%

Common    James  L. Roach, Vice President
          Mentoring Systems
          1819 Main St., Eleventh Floor
          Sarasota, FL  34236                             375,000         *

Common    Donald R. Mastropietro, Corporate
          Secretary
          1819 Main St., Eleventh Floor
          Sarasota, FL  34236                              56,860(6)      *

Common    Ian N. Whitehead
          1819 Main St., Eleventh Floor
          Sarasota, FL  34246                           1,463,667(3)   8.51%

Common    Oscar J. Williams, Director
          9252 N. 56th Street, 2nd Floor
          Tampa, FL 33617                                 292,462(4)      *

Common    John W. English
          988 Boulevard of the Arts, Suite 216
          Sarasota, FL  34236                                   0         *

Common    Earl B. Fowler
          2311 Crystal Drive, Suite 500
          Arlington, VA  22202                                  0         *

All Officers and Directors as a group (10 persons)      9,889,657     57.53%

----------

(1) Mr. Jonas has a beneficial ownership in 937,500 shares of common stock of the Company, which are owned by his wife. The number of shares owned by Michael P. Jonas is net of 8,000 shares of common stock of the Company transferred to family members of which he has no control.

(2) Christopher J. Floyd is Co-Trustee of the Floyd Family Trust that owns 55,000 shares of common stock of the Company.

(3) The number of shares owned by Ian N. Whitehead are net of 360,000 shares of common stock of the Company transferred by Mr. Whitehead to irrevocable Trusts in which he has no beneficial interests.

(4) The number of shares owned by Oscar J. Williams are beneficially owned by virtue of his partnership interest in Intellysis Capital Partners, LLC.

(5) There were 17,189,771 shares of common stock outstanding as of March 27, 2000.

(6) Percent of Class Owned does not reflect the potential exercise of any of the 985,393 employee stock options currently outstanding of which 156,158, 222,190 and 122,000 can be exercised after February 25, 2000, October 26, 2000 and December 6, 2000 respectively. As of March 27, 2000, no options have been exercised. Donald R. Mastropietro owns options for 90,000 shares, 50% of which are exercisable after October 26, 2000. No other officers, directors, or security holders listed in the table above own any warrants, options or rights. The Company has not issued any warrants, options or other rights except to its employees through the 1999 Equity Incentive Plan as described next.


Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Christopher J. Floyd is Co-Trustee of the Floyd Family Trust that owns 55,000 shares of common stock of the Company.

INDEX TO EXHIBITS


Exhibit                   Description of Document
-------                   -----------------------

2.0 Agreement and Plan of Reorganization by and among Outdoor Resorts, Inc., Intelliworxx, Inc., and Kevin B. Rogers, Michael P. Jonas, Donald H. Pound, Jr., Vincent D. Reynolds, Ian N. Whitehead, and Christopher J. Floyd, the Shareholders of Intelliworxx, Inc., dated November 23, 1998.(a)

3(i) Articles of Incorporation for Outdoor Resorts, Inc. (now known as Intelliworxx, Inc. ) filed July 1, 1995.(a)

3(ii) Articles of Merger of Intelliworxx, Inc. with and into Outdoor Resorts, Inc. and Articles of Amendment to Articles of Incorporation of Intelliworxx, Inc., f/k/a Outdoor Resorts, Inc., filed December 1, 1998.(a)

3(iii)      Bylaws.(a)

99.0        Form of Stock Certificate.(a)

99.1        Intelliworxx, Inc. 1999 Equity Incentive Plan.(a)

----------

(a)  Filed as an exhibit to Report on Form 10-SB dated November 15, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTELLIWORXX, INC.


Date: March 29, 2000                   by: /s/ Kevin B. Rogers
--------------------                   -----------------------
                                       Kevin B. Rogers, Chairman of the Board,
                                       Chief Executive Officer and President


Date: March 29, 2000                   by: /s/ Christopher J. Floyd
--------------------                   ----------------------------
                                       Christopher J. Floyd, Director, Chief
                                       Financial Officer, Vice President Finance
                                       and Treasurer


Date: March 29, 2000                   by: /s/ Michael P. Jonas
--------------------                   ------------------------
                                       Michael P. Jonas, Director and Executive
                                       Vice President


Date: March 29, 2000                   by: /s/ Donald H. Pound, Jr.
--------------------                   ----------------------------
                                       Donald H. Pound, Jr., Director, Vice
                                       President Engineering and Secretary


Date:                                  by:
--------------------                   ----------------------------
                                       Oscar J. Williams, Director


Date:                                  by:
--------------------                   ----------------------------
                                       Earl B. Fowler, Director


Date:                                  by:
--------------------                   ----------------------------
                                       John W. English, Director,

INTELLIWORXX, INC.

                         INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report                                                F-2

Balance Sheet                                                               F-3

Statement of Operations                                                     F-4

Statement of Stockholders' Equity (Deficit)                                 F-5

Statement of Cash Flows                                                     F-6

Notes to Financial Statements                                               F-7

ALESSANDRI & ALESSANDRI, P.A.
Certified Public Accountants
--------------------------------------------------------------------------------

                          Independent Auditors' Report

Intelliworxx, Inc.
Sarasota, Florida

     We have audited the accompanying balance sheets of Intelliworxx, Inc. ("Company"), as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1999 and for the period since inception (February 12, 1998) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelliworxx, Inc., as of December 31, 1999 and 1998, and the results of its operations and its cash flows, for the year ended December 31, 1999 and for the period from inception (February 12, 1998) to December 31, 1998 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company had a working capital deficit at December 31, 1999 and 1998, and has not achieved profitable operations. Accordingly, the Company is dependent upon the attainment of profitable operations, loans, and equity financing to conduct its operations, which situation raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                               /s/ Alessandri & Alessandri, P.A.
                                               ---------------------------------
                                               Alessandri & Alessandri, P.A.

March 23, 2000

--------------------------------------------------------------------------------

                            Accountants & Consultants
             5121 Ehrlich Road - Suite 107-B - Tampa, Florida 33624
                       (813) 969-1995 - Fax (813) 960-2740
Member: American Institute of Certified Public Accountants/Division of CPA Firms
           Member: Florida Institute of Certified Public Accountants


                                         INTELLIWORXX, INC.
                                          BALANCE SHEETS
                                     December 31, 1999 and 1998
-------------------------------------------------------------------------------------------------------

                                               ASSETS

                                                                               1999            1998
                                                                           ------------    ------------
CURRENT ASSETS
  Cash                                                                     $    461,288    $     76,526
  Accounts receivable                                                           144,151         238,846
  Inventory (at acquisition cost-not in excess of market)                     1,048,551         210,128
  Prepaid expenses                                                                8,769          23,553
                                                                           ------------    ------------
                             Total Current Assets                             1,662,759         549,053
                                                                           ------------    ------------
EQUIPMENT AND FURNITURE
  Equipment and furniture, at cost (net of depreciation of $199,560
      and $55,800 respectively)                                                 371,035         262,856
                                                                           ------------    ------------

OTHER ASSETS
  Notes receivable & accrued interest                                           114,464
  Software license, at cost (net of amortization of $22,000
       and $11,000 respectively)                                                 33,000          44,000
  Software license deposit                                                      150,000
  Other                                                                         104,985          24,606
                                                                           ------------    ------------
                              Total Other Assets                                402,449          68,606
                                                                           ------------    ------------

                                    TOTAL                                  $  2,436,243    $    880,515
                                                                           ============    ============


                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable (including current portion of capitalized lease payable)   $  4,188,113    $    538,350
  Accounts payable                                                              664,182         440,812
  Wages and related taxes payable                                               916,110         272,199
  Accrued interest                                                              372,861          65,546
  Other                                                                           5,000         102,000
                                                                           ------------    ------------
                          Total Current Liabilities                           6,146,266       1,418,907
                                                                           ------------    ------------

LONG-TERM LIABILITIES:
   Capitalized lease payable - less current portion                              21,794
                                                                           ------------    ------------

                                   Total Liabilities                          6,168,060       1,418,907
                                                                           ------------    ------------

STOCKHOLDERS' EQUITY
   Preferred Stock - No Par Value; 25,000,000 shares authorized; none issued
   Common Stock - No Par Value; 100,000,000 shares authorized; shares
      issued and outstanding 15,199,166 and 14,066,666 respectively           1,929,848         914,848
   Retained Earnings (deficit)                                               (5,661,665)     (1,453,240)
                                                                           ------------    ------------
                          Total Stockholders' Equity                         (3,731,817)       (538,392)
                                                                           ------------    ------------

                                    TOTAL                                  $  2,436,243    $    880,515
                                                                           ============    ============

                                See Notes to Financial Statements.

                                              F-3

                                 INTELLIWORXX, INC.
                               STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDING DECEMBER 31, 1999, and
       FOR THE PERIOD FROM INCEPTION (February 12, 1998) to DECEMBER 31, 1998
----------------------------------------------------------------------------------------

                                                                        Inception
                                                Year ended        (February 12, 1998) to
                                             December 31, 1999       December 31, 1998
                                             -----------------       -----------------

REVENUES                                       $  1,986,839             $    994,448

COST OF SALES                                     1,783,747                  653,995
                                               ------------             ------------

GROSS MARGIN                                        203,092                  340,453
                                               ------------             ------------

OPERATING EXPENSES:
  General and administrative                      1,436,654                  757,071
  Sales and marketing                               933,747                  618,620
  Research and development                        1,401,323                  264,785
  Depreciation and amortization                     154,760                   66,800
                                               ------------             ------------
            Total Operating Expenses              3,926,484                1,707,276
                                               ------------             ------------

LOSS BEFORE OTHER ITEMS                          (3,723,392)              (1,366,823)

OTHER INCOME & EXPENSE

  Interest and miscellaneous income                  10,572                     --
  Interest expense                                 (495,605)                 (86,417)
                                               ------------             ------------

NET LOSS                                       $ (4,208,425)            $ (1,453,240)
                                               ============             ============




Loss per share                                 $      (0.28)            $      (0.11)

Weighted average number of shares                15,104,791               13,211,273




                         See Notes to Financial Statements.

                                        F-4

                               INTELLIWORXX, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM INCEPTION (February 12, 1998) TO December 31, 1999
------------------------------------------------------------------------------------

                                                                         Retained
                                                 Common Stock             Earnings
                                            Shares             $           (Loss)
                                         ------------    ------------   ------------
Issuance of founders shares                   999,900

Shares issued to reflect reverse
    purchase acquisition                   12,000,000    $    564,748
Proceeds from issuance of common stock      1,000,100         250,100
Common stock issued for liabilities            66,666         100,000
Net Income (Loss)                                                       $ (1,453,240)
                                         ------------    ------------   ------------

    Balance, December 31, 1998             14,066,666         914,848     (1,453,240)
Issuance of shares for notes payable          132,500         265,000
Sale of common stock                        1,000,000         750,000
Net Income (Loss)                                                         (4,208,425)
                                         ------------    ------------   ------------

    Balance, December 31, 1999             15,199,166    $  1,929,848   $ (5,661,665)
                                         ============    ============   ============







                       See Notes to Financial Statements.

                                      F-5

                                           INTELLIWORXX, INC.
                                        STATEMENT OF CASH FLOWS
                              FOR THE YEAR ENDING DECEMBER 31, 1999, and
                FOR THE PERIOD FROM INCEPTION (February 12, 1998) to DECEMBER 31, 1998
---------------------------------------------------------------------------------------------------------

                                                                                         Inception
                                                                Year ended         (February 12, 1998) to
                                                             December 31, 1999        December 31, 1998
                                                             -----------------        -----------------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net Income (Loss) From Operations:                              $(4,208,425)            $(1,453,240)
Add: Non-Cash Items
     Depreciation and amortization                                  154,760                  66,800
     Common stock issued affect reverse purchase acquisition                                564,768
     Adjustment of note payable                                     (10,308)
Changes in Assets and Liabilities:
     Notes receivable                                              (114,464)
     Accounts receivable                                             94,695                (238,846)
     Inventory                                                     (838,423)               (210,128)
     Prepaid expenses                                                14,784                 (23,533)
     Deposits & other assets                                       (230,379)                (24,606)
     Accounts payable                                               223,370                 440,812
     Wages and related taxes                                        643,911                 272,179
     Accrued interest                                               307,315                  65,546
     Other liabilities                                              (97,000)                102,000
                                                                -----------             -----------

Net Cash From (To) Operating Activities                          (4,060,164)               (438,248)
                                                                -----------             -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Acquisition of equipment and furniture                             (251,939)               (318,656)
Purchase of software license                                                                (55,000)
                                                                -----------             -----------
Net Cash From (To) Investing Activities                            (251,939)               (373,656)
                                                                -----------             -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from borrowings                                          4,563,748                 740,681
Repayment of borrowings                                            (616,883)               (102,351)
Proceeds from sale of common stock                                  750,000                 250,100
                                                                -----------             -----------

Net Cash From (To) Financing Activities                           4,696,865                 888,430
                                                                -----------             -----------

Increase (Decrease) in Cash                                         384,762                  76,526
Cash Balance, Beginnng                                               76,526                    --
                                                                -----------             -----------
Cash Balance, Ending                                            $   461,288             $    76,526
                                                                ===========             ===========



Supplemental Disclosures of Cash Flow Information:
      Interest Paid                                             $   142,571             $    86,417


                                   See Notes to Financial Statements.

                                                  F-6

                               INTELLIWORXX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999
--------------------------------------------------------------------------------

1. HISTORY AND OPERATIONS:
--------------------------

     Intelliworxx, Inc. ("Company"), was organized on February 12, 1998 under the laws of the State of Florida. Since inception, its primary business has been the development of specialized computer program applications and certain related computer hardware.

     On November 20, 1998, the Board of Directors of the Company approved a merger with Outdoor Resorts, Inc. ("Resorts"), a publicly registered entity (the registrant, organized July 1, 1995), which merger was consummated on November 23, 1998. Under the terms of the merger, the stockholders of the Company received 12,000,000 shares of the common stock of Resorts in exchange for the 600,000 common shares of the Company then outstanding. At the date of the merger, Resorts did not have any assets, liabilities, or operations. Resorts changed its name to Intelliworxx, Inc. For financial reporting purposes, this transaction was accounted for as a reverse purchase acquisition under which the entities were recaptialized to include the historical financial information of the Company.

     During the period from inception (February 12, 1998) to December 31, 1998, the Company was in its development stage, which stage ended as of December 31, 1998. Losses of $1,453,240 were accumulated in the development stage.


2. BASIS OF ACCOUNTING:
-----------------------

     The financial statements of the Company as of December 31, 1999 and 1998 and for the year and period then ended have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 1999 the Company's current assets totaled $1,662,759 and current liabilities aggregated $6,466,266, for a working capital deficit of $4,483,507. For the period from inception (February 12, 1998) to December 31, 1999, the Company has incurred losses totaling $5,661,665, which has significantly impacted the liquidity and capital resources of the Company, and raises substantial doubt about the ability of the Company to continue as a going concern. No adjustments have been recorded in the financial statements of the Company to reflect the uncertainty of the going concern and the related realization of assets and satisfaction of liabilities.

     Since inception (February 12, 1998) December 31, 1999, the Company met its cash needs primarily from short-term borrowings from individuals; private placements of 1,000,000 of its common shares for $250,000, and 1,000,000 of common shares for $750,000; conversion of short term debt of $265,000 into 132,500 common shares; and, from revenues of $1,986,839 in 1999 and $1,096,448 in 1998. Management expects to achieve its future cash needs from a combination of sales of its equity securities and borrowings, pending attainment of profitable operations.

     During January and February 2000, the Company converted $3,944,734 of short-term debt into 1,127,047 common shares and sold 863,558 of common shares and 144,116 of common share warrants for $3,022,500 (see Note 18).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------

     CASH AND CASH EQUIVALENTS: Cash and cash equivalents are comprised of cash and highly liquid investments with a maturity of three months or less when purchased. The Company had no cash equivalents as of December 31, 1999.

     INVENTORY: Inventories are stated at the lower of acquisition cost, not in excess of market, and are primarily based on first-in, first-out. Manufacturing costs are allocated to current production cost, while general and administrative, and research and development expenses are charged to operating expenses as incurred.

     EQUIPMENT AND FURNITURE: Equipment and furniture are stated at their acquisition cost. The cost of replacements, renewals, and betterments, that neither ad materially to the value of the equipment and furniture, nor appreciable prolong their lives are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives, which generally ranges from two to five years.

     INTANGIBLE ASSETS: Intangible assets, such as software licenses, are carried at cost, and are amortized using the straight-line method over the life of the license, or the cost is amortized to the cost of units produced if the license amount represents a prepaid royalty based upon usage.

     INCOME TAXES: The provision (benefit) for income taxes is based upon the pre-tax earnings (loss) reported in the financial statements, adjusted for transactions that may never enter in the computation of income taxes payable. A deferred tax asset or liability is recognized for the estimated future tax affect attributable to temporary differences in the recognition of income and expenses for financial statements and income tax purposes. A valuation allowance is provided in the event that the tax benefits are not expected to be realized.

     EARNINGS (LOSS) PER SHARE: Earnings (loss) per common share are based upon the weighted number of common shares outstanding during the period.

     For the period ended December 31, 1998, the calculation of the loss per share is based upon the weighted average number of shares outstanding as though the merger had occurred at the beginning of the period.

     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION: The Company derives its revenues from sales of products and from computer software development and hardware engineering design services. Revenues are recognized upon the delivery of the products and services. The Company also derives revenues under contracts that include either engineering design and development, development of computer program applications and related hardware, and/or manufacture of a product. Percentage of completion accounting has been adopted by the Company to recognize revenues from those contracts that extend beyond interim and annual reporting periods.

     RESEARCH & DEVELOPMENT, ADVERTISING, AND START-UP COSTS: Research & development, advertising, and start-up costs are charged to expense as incurred.

     CONCENTRATIONS OF RISK and CREDIT RISK: The Company is operating solely in a specialized part of the computer application industry. Its operations in that specialized area requires development of unique computer program software and certain related hardware. Competing entities in the specialized area generally have more extensive resources and have been operating for longer periods of time. The Company does not have a material concentration of accounts receivable or other credit risk.

     IMPAIRMENT OF LONG-LIVED ASSETS: The Company has not recognized any charges from the impairment of its long-lived assets, as it believes that its long-lived assets have not been impaired.

     FINANCIAL INSTRUMENTS: Assets and liabilities, as a matter of accounting policy, are reflected in the accompanying financial statements at values that the Company considers to represent their respective fair values.

4. NOTES PAYABLE:
-----------------

     At December 31, 1999, the Company had an aggregate unpaid principal balance of $4,209,907 of notes payable, of which $4,160,372 represented borrowings primarily from individuals, some of which were convertible into common stock of the Company, and $49,535 was from capitalized lease payables. Except for the capitalized lease payables, none of the notes payable had collateral, bear interest at rates ranging from 10% to 52% per annum, and are due on demand. In January 2000, the Company borrowed an additional $710,000 from individuals. In March 2000 the Company reduced its total notes payable by approximately $5,345,000 by converting $3,944,734 of its notes payable and accrued interest into equity (1,127,047 of common shares of the Company), and by cash payments of about $1,400,000 (see Note 18).

     The capitalized lease payables bear interest at rates ranging from 10% to 21% per annum and are due in monthly amounts of principal and interest of $2,814 through October 2002. Assets having a total cost of $87,295 were capitalized with respect to the capitalized leases.


5. INCOME TAXES:
----------------

     The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income as a result of the following differences at December 31, 1999.

          Income tax provision (benefit) at 34%       $(1,431,000)
          Increase in rates resulting from
              state taxes                                (153,000)
          Valuation allowance                           1,584,000
                                                      -----------
          Effective tax rates                         $   None

     The Company will need to realize significant profits to utilize the net operating losses, all of which may not be available due to the change in control and issuance of additional stock. Because of these uncertainties, a valuation allowance was established in the same amounts as the deferred tax assets because the benefit is more likely than not to be lost. Net operating losses of the Company total approximately $5,662,000 at December 31, 1999 and expire in 2018 ($1,454,000) and 2019 ($4,208,000).


6. COMMON AND PREFERRED STOCK
-----------------------------

     PREFERRED STOCK: The Company is authorized to issue 25,000,000 shares of no par value preferred stock. At December 31, 1999, no preferred stock had been issued.

     COMMON STOCK: The Company is authorized to issue 100,000,000 shares of common stock. Dividends are available when declared by the Company. At December 31, 1999, there were 15,199,166 of the common shares outstanding.


7. COMMON STOCK OFFERINGS:
--------------------------

     In December 1998, the Company issued 1,000,000 shares of common stock at $.25 per share for a total of $250,000 under a registration exemption provided by Securities and Exchange Commission Rule 504. In addition, during the first quarter of 1999, the Company issued 1,000,000 shares of common stock at $.75 per share for a total of $750,000. In January and February 2000 the Company issued 863,588 common shares and 144, 116 warrants for $3,022,500, before expenses.

8. YEAR 2000 COMPUTER ISSUE:
----------------------------

     Management asserts that it has reviewed all of its computer programs and systems and believes that they are Year 2000 compliant. While management cannot insure that the computer systems of its customers and suppliers are Year 2000 compliant, it believes that because their primary customers and suppliers are generally in, or closely associated with, the computer industry, that such are or will be Year 2000 compliant. As of March 2000, the Company has not experienced any Year 2000 computer difficulties.


9. COMMITMENTS AND CONTINGENCIES:
---------------------------------

     The Company leases its facilities under a lease that requires monthly rental payments of $33,060 per month and expires in September 2004. Rental expense for 1999 and 1998 was $201,000 and $119,000, respectively.

     The Company and certain of its officers and directors are presently defendants in two legal actions, and from time to time, the Company could be subject to pending claims and lawsuits arising in the ordinary course of business. With respect to the pending legal actions, the Company's legal counsel believes that the Company has meritorious defenses and in the opinion of management and legal counsel, the ultimate resolution of these pending legal proceedings will not have a material adverse affect upon the Company's operations or financial position. Accordingly, no adjustments have been recorded in connection with the aforementioned legal actions.


10. INVENTORIES:
----------------

     At December 31, 1999, inventories were comprised as follows:

                         Raw materials      $  549,148
                         Work in process       279,130
                         Finished product      220,273
                                            ----------
                                 Total      $1,048,551
                                            ----------


11. REVENUES:
-------------

     During the year ended December 31, 1999, the Company recorded total revenues of $1,986,839, which consisted of $755,318 from product sales and $1,231,521 from engineering and development project revenues.

12. SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
-----------------------------------------------------

     In 1998 the Company issued 12,066,666 common shares to accomplish an acquisition and pay liabilities of $100,000, and in 1999 issued 132,500 common shares to pay notes payable of $265,000.

13. COMMON SHARE STOCK OPTIONS:
-------------------------------

     During 1999, the Company adopted an equity incentive plan for employees, consultants, and directors. Stock options that can be granted under the plan maybe incentive stock options or non-qualified stock options. A designated committee of directors has the discretion to award the stock options. Upon adoption of the plan in 1999, the Company reserved 3,000,000 common shares for distribution to optionees.

     In 1999, the Company granted options to employees to purchase 985,393 common shares at a weighted average of $6.19 per share that approximated the market value of the common stock at date of grant. Non-qualified stock options represent 523,774 of the 985,393 granted, and the remainder of 461,619 were incentive stock options. The option grants provide that 50% of the options maybe exercised during the first year following the option grant, and 25% each during the succeeding two years, and generally expire ten years from the date of the grant.


14. DILUTED EARNINGS PER SHARE:
-------------------------------

     Diluted earnings (loss) per share is not presented because the outstanding options to purchase common shares under the Company's incentive and non-incentive plans would cause an anti-dilutive affect upon the diluted earnings (loss) per share for 1999.


15. NOTES RECEIVABLE:
---------------------

     At December 31, 1999, notes receivable and accrued interest totaled $114,464, of which $103,158 is due from officers of the Company. In March 2000 the $103,158 was repaid.


16. WAGES AND RELATED TAXES PAYABLE:
------------------------------------

     The Company is delinquent in filing and paying its payroll taxes for 1999. As of December 31, 1999, past due payroll taxes totaled $616,000, and related accrued penalties and interest totaled $270,000.


17. RECLASSIFICATIONS:
----------------------

     Certain 1998 amounts have been reclassified to conform to the 1999 presentation.


18. SUBSEQUENT EVENTS:
----------------------

     In January 2000, the Company borrowed $710,000 from individuals in the form of interest bearing convertible promissory notes. In March 2000, the Company reduced its total notes payable and accrued interest by approximately $5,345,000 by converting $3,945,000 of its total notes payable into equity (1,127,047 common shares of the Company and warrants to purchase 65,724 common shares of the Company at $3.00 per share until February 2005), and by cash payments of about $1,400,000.

     Also, in February 2000, the Company sold, in accordance with Regulation D of the United States Securities Act of 1933, 863,558 common shares and 114,116 warrants for $2,988,000, net of expenses. The warrants grant the holder the right to purchase common shares at $3.00 per share and are exercisable during the five-year period from date of issuance. In connection with the sale of the shares and warrants, the Company agreed to include the common shares and warrants in a registration statement with the Securities and Exchange Commission on or before July 1, 2000.