Form 10QSB
period 2000-03-31
INTELLIWORXX INC
filed 2000-05-22
CIK 1076739

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934


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


State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of May 19, 2000, 17,189,771 shares of common stock, no par value (the registrant's only class of voting stock) were outstanding.

                          PART I-FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS




Independent Auditors' Report                                                 3

Balance Sheet                                                                4

Statement of Operations                                                      5

Statement of Stockholders' Equity (Deficit)                                  6

Statement of Cash Flows                                                      7

Notes to Condensed Financial Statements                                      8

ALESSANDRI & ALESSANDRI, P.A.
Certified Public Accountants


                          Independent Auditors' Report


Intelliworxx, Inc.
Sarasota, Florida


     We have reviewed the accompanying balance sheet of Intelliworxx, Inc. ("Company") as of March 31, 2000 and the related condensed statements of operations, and cash flows for the period then ended and the statement of stockholders' equity for the period from inception (February 12, 1998) to March 31, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Intelliworxx, Inc.

     A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the condensed financial statements, certain conditions indicate that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             /s/ Alessandri & Alessandri, P.A.
                                             ---------------------------------
                                             Alessandri & Alessandri, P.A.

May 22, 2000


--------------------------------------------------------------------------------
                            Accountants & Consultants
             5121 Ehrlich Road - Suite 107-B - Tampa, Florida 33624
                       (813) 969-1995 - Fax (813) 960-2740
Member: American Institute of Certified Public Accountants/Division of CPA Firms
          -- Member: Florida Institute of Certified Public Accountants


                                       INTELLIWORXX, INC.
                                         BALANCE SHEET
                                         MARCH 31, 2000

                                             ASSETS


CURRENT ASSETS
  Cash                                                                               $    471,113
  Accounts receivable-trade                                                               317,318
  Inventory (at acquisition cost-not in excess of market)                               1,473,689
  Other receivables and prepaid expenses                                                  352,330
                                                                                     ------------
                             Total Current Assets                                       2,614,450
                                                                                     ------------

EQUIPMENT AND FURNITURE
  Equipment and furniture, at cost (net of depreciation of $242,893)                      422,865
                                                                                     ------------

OTHER ASSETS
  Software license and license deposits, at cost (net of amortization of $24,909)         189,621
  Employee notes receivable and other                                                     122,502
                                                                                     ------------
                              Total Other Assets                                          312,123
                                                                                     ------------

                                    TOTAL                                            $  3,349,438
                                                                                     ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                   $    443,314
  Wages and related taxes payable                                                         646,670
  Other (including capitalized leases payable-current portion)                            273,570
  Accrued Litigation (net of restricted donated capital of $2,000,000)                          1
                                                                                     ------------
                          Total Current Liabilities                                     1,363,555
                                                                                     ------------

LONG-TERM LIABILITIES:
  Capitalized leases payable (less current portion of $28,409)                             14,433
                                                                                     ------------

                               Total Liabilities                                        1,377,988
                                                                                     ------------

STOCKHOLDERS' EQUITY
   Preferred stock - no par value; 25,000,000 shares authorized; none issued
   Common stock - no par value; 100,000,000 shares authorized; shares
      issued and outstanding 17,189,771                                                 8,857,156
   Donated capital - (restricted)                                                       2,000,000
   Retained earnings (deficit)                                                         (8,885,706)
                                                                                     ------------
                          Total Stockholders' Equity                                    1,971,450
                                                                                     ------------

                                    TOTAL                                            $  3,349,438
                                                                                     ============


                          See Notes to Condensed Financial Statements.

                                              4

                               INTELLIWORXX, INC.
                             STATEMENT OF OPERATIONS
           FOR THE THREE MONTH PERIODS ENDING MARCH 31, 2000 AND 1999


                                                      Three Months Ended
                                                March 31, 2000    March 31, 1999
                                                --------------    --------------

REVENUES                                         $    539,512      $    893,626

COST OF REVENUES                                      401,450           390,179
                                                 ------------      ------------

GROSS PROFIT                                          138,062           503,447
                                                 ------------      ------------

OPERATING EXPENSES:
  General and administrative                          510,710           315,492
  Sales and marketing                                 350,289           202,603
  Research and development                            360,394           214,644
  Depreciation and amortization                        46,242            31,518
                                                 ------------      ------------
            Total Operating Expenses                1,267,635           764,257
                                                 ------------      ------------

LOSS BEFORE OTHER ITEMS                            (1,129,573)         (260,810)

OTHER INCOME & EXPENSE
  Interest and miscellaneous income                    11,720
  Interest expense                                   (106,188)          (49,734)
  Litigation expense                               (2,000,000)
                                                 ------------      ------------


NET LOSS                                         $ (3,224,041)         (310,544)
                                                 ============      ============




Loss per share                                   $      (0.20)     $      (0.02)

Weighted average number of shares                  16,158,780        14,683,833



                  See Notes to Condensed Financial Statements.


                               INTELLIWORXX, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM INCEPTION (February 12, 1998) TO MARCH 31, 2000


                                                                          Retained
                                                 Common Stock             Earnings
                                             Shares            $          (Deficit)
                                         ------------    ------------   ------------

Issuance of founders shares                   999,900

Shares issued to reflect reverse
    purchase acquisition                   12,000,000    $    564,748
Proceeds from issuance of common stock      1,000,100         250,100
Common stock issued for liabilities            66,666         100,000
Net Income (Loss)                                                       $ (1,453,240)
                                         ------------    ------------   ------------

    Balance, December 31, 1998             14,066,666         914,848     (1,453,240)

Issuance of shares for notes payable          132,500         265,000
Sale of common stock                        1,000,000         750,000
Net Income (Loss)                                                         (4,208,425)
                                         ------------    ------------   ------------

    Balance, December 31, 1999             15,199,166       1,929,848     (5,661,665)

Issuance of shares for notes payable        1,127,047       3,944,734
Sale of common stock                          863,558       2,982,574
Donated Capital - (restricted)                              2,000,000
Net Income (Loss)                                                         (3,224,041)
                                         ------------    ------------   ------------

    Balance, March 31, 2000                17,189,771    $ 10,857,156   $ (8,885,706)
                                         ============    ============   ============


                  See Notes to Condensed Financial Statements.

                                       6

                                   INTELLIWORXX, INC.
                                 STATEMENT OF CASH FLOWS
               FOR THE THREE MONTH PERIODS ENDING MARCH 31, 2000 AND 1999


                                                                Three Months Ended
                                                          March 31, 2000  March 31, 1999
                                                          --------------  --------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net Loss From Operations:                                   $(3,224,041)   $  (310,544)
Add: Non-Cash Items
     Depreciation and amortization                               46,242         31,518
     Litigation expense                                       2,000,000
Changes in Assets and Liabilities:
     Accounts receivable                                       (433,259)      (400,561)
     Inventory                                                 (425,138)      (546,960)
     Prepaid expenses and other assets                          (45,059)      (176,205)
     Accounts payable                                          (220,865)       662,018
     Wages and related taxes                                    (29,681)       127,617
     Accrued interest and other liabilities                    (376,913)        30,962
                                                            -----------    -----------

Net Cash To Operating Activities                             (2,708,714)      (582,155)
                                                            -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Acquisition of equipment, furniture and software licenses      (104,692)      (120,322)
Proceeds from payment of notes receivable                       111,535
Notes receivable                                                (53,000)
                                                            -----------    -----------

Net Cash To Investing Activities                                (46,157)      (120,322)
                                                            -----------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from borrowings                                        710,000         56,023
Repayment of borrowings                                        (927,878)       (72,096)
Proceeds from sale of common stock                            2,982,574        750,000
                                                            -----------    -----------

Net Cash From Financing Activities                            2,764,696        733,927
                                                            -----------    -----------

Increase in Cash                                                  9,825         31,450
Cash Balance, Beginning                                         461,288         76,526
                                                            -----------    -----------
Cash Balance, Ending                                        $   471,113    $   107,976
                                                            ===========    ===========


Supplemental Disclosures of Cash Flow Information:
      Interest Paid                                         $   411,016    $    16,401



                      See Notes to Condensed Financial Statements.

                                            7

                               INTELLIWORXX, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2000


1. HISTORY AND OPERATIONS
-------------------------

Intelliworxx, Inc. ("Company"), was organized on February 12, 1998 under the laws of the State of Florida. Since inception, its primary business has been the development of specialized computer program applications and certain related computer hardware.

2. BASIS OF ACCOUNTING
----------------------

The financial statements of the Company as of March 31, 2000 and 1999 and for the three-month period then ended have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period from inception (February 12, 1998) to March 31, 2000, the Company has incurred losses totaling $8,885,706, which has significantly impacted the liquidity and capital resources of the Company, and raises substantial doubt about the ability of the Company to continue as a going concern. On May 12, 2000 a Federal civil jury rendered a verdict against certain officers of the Company and the Company in a case involving allegations of breach of prior employment agreements and breach of fiduciary duty on the part of the officers/directors and interference with a certain prospective customer relationship of the plaintiff. For more details reference Note 6. No adjustments have been recorded in the financial statements of the Company to reflect the uncertainty of the going concern and the related realization of assets and satisfaction of liabilities.

Since inception (February 12, 1998) to March 31, 2000, the Company met its cash needs primarily from short-term borrowings from individuals, private placements of 2,863,558 of its common shares and 144,116 of common share warrants for $4,022,500, and from revenues of $539,512 in the first three months of 2000, $1,986,839 in 1999 and $1,096,448 in 1998. Management expects to achieve its future cash needs from a combination of sales of its equity securities and borrowings, pending attainment of profitable operations.

During the first quarter of 2000, the Company converted $3,944,734 of short-term debt into 1,127,047 common shares.

3. INVENTORIES
--------------

At March 31, 2000, inventories were comprised as follows:

                         Raw materials      $1,010,892
                         Work in process       242,524
                         Finished product      220,273
                                            ----------
                                  Total     $1,473,689
                                            ==========


4. COMMON STOCK:
----------------

The Company is authorized to issue 100,000,000 shares of common stock. Dividends are available when declared by the Company. At March 31, 2000, there were 17,189,771 of the common shares outstanding.

In January and February 2000, the Company sold, in accordance with Regulation D of the United States Securities Act of 1933, 863,558 common shares and 114,116 warrants for $2,982,574, net of expenses. The warrants grant the holder the right to purchase common shares at $3.00 per share and are exercisable during the five-year period from date of issuance. In connection with the sale of the shares and warrants, the Company agreed to include the common shares and warrants in a registration statement with the Securities and Exchange Commission on or before July 1, 2000.

In March 2000, the Company converted $3,944,734 of notes payable and accrued interest into equity (1,127,047 common shares of the Company and warrants to purchase 65,724 common shares of the Company at $3.00 per share until February
2005).

5. REVENUES
-----------

During the three months ended March 31, 2000, the Company recorded total revenues of $539,512, which consisted of $242,012 from product sales and $297,500 from engineering and development project revenues.

6. LEGAL
--------

On May 12, 2000 a Federal Court issued a judgment following a jury verdict in a legal action against two officers/directors of the Company and the Company brought by the former employer of the officers/directors. The plaintiff in the legal action claimed damage resulted from breach of employment contracts and breach of fiduciary duty as to the officers/directors and interference in a business relationship with respect to the officers/directors and the Company. The officers/directors had previously entered into common share indemnification agreements with the Company.

The judgment awarded damages against the defendants, including up to $12 million against the Company. The amounts determined by the jury were significantly in excess of the amount of damages claimed by the plaintiff.

Because of the excessive amounts, certain alleged trial errors that may have prejudiced the jury, and other errors, attorneys for the Company have filed post-trial motions to vacate the judgment, and enter a judgment in favor of the Company, and in the alternative motions for a new trial and remitter (reduction) of the aforementioned amounts. In the event that the result of the post-trail motions are not acceptable to the Company, an appeal to a higher court is also available to the Company. Actions to enforce the judgment are stayed pending resolution of the post-trial motions. Attorneys for the Company believe that the court must reduce the judgment amounts with respect to the Company because, amongst other reasons, as matter of law the adjudicated amounts are not supported by the evidence presented during the trial. The attorneys for the Company believe that, even if the motions to set aside the judgment are not successful, as a matter of law the maximum amount of damages the Company could be responsible for which are legally supportable could not exceed $2,000,000. In view of the foregoing, the Company has recorded a liability of $2,000,000 as of March 31, 2000.

As previously disclosed, the officers/directors had previously entered into an indemnification agreement with the Company to mitigate any effect that the legal action could have upon the Company. Accordingly, the officers/directors have surrendered to the Company, as restricted contributed capital, 571,430 common shares of the Company. In the event the Company has to issue more shares than the number contributed to liquidate any amounts assessed against the Company, the officers/directors will contribute additional shares up to their respective holdings. The officers/directors and the Company have also agreed to place decisions concerning the liquidation of shares in satisfaction of or to raise capital to pay such liabilities in a committee consisting solely of the outside members of the board of directors.

For financial reporting purposes, the 571,430 contributed shares have been valued at $3.50 per share (approximately $2,000,000). The discounted per share value reflects the restricted nature of the shares, the daily trading volume of the Company's shares, and the value per share reflected in the most recent private placement offering and conversion of debt into common shares. Because proceeds from the contributed shares are restricted to liquidation of any liability to the Company from the legal action, the value ascribed to the contributed shares has been offset against the liability.

7. EARNINGS (LOSS) PER SHARE
----------------------------

Earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is not presented because the outstanding options and warrants to purchase common shares would cause an anti-dilutive affect upon the diluted earnings (loss) per share.

8. RECLASSIFICATIONS
--------------------

Certain amounts for the three-month period ended March 31, 1999 have been reclassified to conform to the three-month period ended March 31, 2000 presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Introduction
------------

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity/cash flow of the Company during the three-month periods ending March 31, 2000 and March 31, 1999. This item should be read in conjunction with the condensed financial statements and notes to the condensed financial statements included herewith.

Results of Operations
---------------------

Revenues for the three-month period ended March 31, 2000 totaled approximately $540,000, as compared to $894,000 for the same period last year, or a decrease of approximately 40%. Revenues for the three-month period ended March 31, 2000 consists of revenue from engineering and development project contracts ("Development Contracts") with a major US automotive manufacturer and a major provider of mobile, hand-held computers totaling approximately $297,000, and product sales totaling approximately $242,000. Revenues for the three-month period ended March 31, 1999 totaled approximately $894,000 consisting entirely of Development Contracts.

Cost of revenues for the three-months ended March 31, 2000 totaled approximately $401,000, as compared to approximately $390,000 for the same period in 1999. Gross Profit as a percentage of sales, decreased from 56% for the three-months ended March 31, 1999 to 26% for the three-months ended March 31, 2000. This decrease in Gross Margin percentage reflects the Company's increase in product sales that result in a lower gross profit than Development Contracts and a decrease in revenues from Development Contracts. During March 2000, the Company began shipping its voice tablet and auto pc products lines.

Selling, general and administrative expenses for the three-months ended March 31, 2000 totaled approximately $861,000, an increase of 66% over the same period last year ($518,000). This increase reflects the buildup of the Company's infrastructure to support expected growth. Research and Development expenses for the three-month period ended March 31, 2000 totaled approximately $360,000, an increase of 67% over the same period last year ($215,000). This increase in Research and Development expense reflects the Company's reduction in Development Contracts and its focus on internal research and development efforts related to new and existing products.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations and capital expenditures primarily through short-term credit facilities, the sale of the Company's common stock and cash flow from operations. The Company has also used long-term, capitalized lease transactions to finance capital expenditures. For the three-month period ending March 31, 2000, the Company's primary source of cash was from the sale of common stock in a private placement offering in which proceeds to the Company totaled approximately $2,983,000, net of expenses, from the sale of 863,558 shares of its common stock and warrants to purchase 114,116 shares of the Company's common stock. Cash was also provided through other financing activities totaling $710,000 and cash from operations totaling approximately $312,000.

Also during the three-months ended March 31, 2000, promissory note holders converted approximately $3,945,000 in short-term debt in exchange for 1,127,047 shares of common stock and warrants to purchase 65,725 shares of the Company's common stock. Simultaneously, the Company repaid certain other promissory note holders resulting in a reduction of approximately $1,400,000 in short-term debt. As a result of the conversions and debt repayment the Company greatly reduced its monthly interest payments. Although there can be no assurance of continued debt and/or equity financing, the Company expects to be able to meet its debt obligations and to finance operations and capital expenditures through internally generated funds, future borrowing, capital lease transactions and additional sales of common stock.

The Company's cash totaled approximately $471,000 on March 31, 2000. Capital expenditures for the three-months ended March 31, 2000 totaled approximately $105,000, spread evenly between the manufacturing departments, the research and development departments and the general and administration departments.

On May 12, 2000 a Federal civil jury rendered a verdict against certain officers of the Company and the Company in a case involving allegations of breach of prior employment agreements and breach of fiduciary duty on the part of the officers/directors and interference with a certain prospective customer relationship of the plaintiff. The jury awarded damages of up to $12 million against the Company and additional amounts against the other officer/director defendants, but the enforcement of such judgment is stayed pending the Court's hearing of the Company's and the other defendant's motion to set aside or limit the judgment to an amount consistent with the legal principles governing the case. As a result, as of March 31, 2000, the Company recorded an estimated liability of $2,000,000 against which the restricted donated capital with an ascribed value of $2,000,000 was offset. (See Note 6 to the Condensed Financial Statements).

                                     PART II
                                OTHER INFORMATION

Item 1. LEGAL

From time to time, the Company is a party to litigation, which arises, in the normal course of business. There is no litigation pending, or to the Company's knowledge, threatened that, if determined adversely, would have a material adverse effect upon the business or financial condition of the Company.

On May 12, 2000 a Federal civil jury rendered a verdict against certain two officers/directors of the Company and the Company in a case involving allegations of breach of employment contracts and breach of fiduciary duty as to the officers/directors and interference in business relationships with respect to the officers/directors and the Company.

The jury found that the actions of the officers/directors amounted to breaches of their prior employment contracts and their fiduciary obligations to the plaintiff and that one of the officers and the Company interfered with plaintiff's efforts to obtain a prospective business relationship. The jury awarded damages of up to $12 million against the the Company, and additional amounts against the officer/director defendants, but the enforcement of such judgment is stayed pending the Court's hearing of the Company's and the other defendant's motion to set aside or limit the judgment to an amount consistent with the legal principles governing the case. In addition, the officers/directors had previously entered into an indemnification agreement with the Company under which the officers/directors assumed responsibility for any judgment. Provisions of the agreement stipulated that shares of the Company owned by the officers/directors might be used to satisfy any liability of the Company.


Item 2. CHANGES IN SECURITIES

On February 12, 2000, the Company issued 1,127,047 shares of its common stock and warrants to purchase an aggregate of 65,725 shares of the Company's common stock in satisfaction of certain notes payable and accrued interest totaling approximately $3,945,000. Each warrant entitles the holder to purchase a share of the Company's common stock at a rate of $3.00 per share. The warrants expire on January 12, 2005. The convertible instruments were issued to 41 individuals, trusts and companies in a non-public offering exempt from registration pursuant to Section 4(2) of the Act and the conversion of the instruments is exempt from registration pursuant to Section 3(a)(9) of the Act.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

Exhibit      Description of Document
-------      -----------------------

2.0 Agreement and Plan of Reorganization by and among Outdoor Resorts, Inc., Intelliworxx, Inc., and Kevin B. Rogers, Michael P. Jonas, Donald H. Pound, Jr., Vincent D. Reynolds, Ian N. Whitehead, and Christopher J. Floyd, the Shareholders of Intelliworxx, Inc., dated November 23, 1998.(a)

3.0(i) Articles of Incorporation for Outdoor Resorts, Inc. (now known as Intelliworxx, Inc.) filed July 1, 1995.(a)

3.1(i) Articles of Merger of Intelliworxx, Inc. with and into Outdoor Resorts, Inc. and Articles of Amendment to Articles of Incorporation of Intelliworxx, Inc., f/k/a Outdoor Resorts, Inc., filed December 1, 1998.(a)

3.0(ii)      Bylaws.(a)

99.0         Form of Stock Certificate.(a)

99.1         Intelliworxx, Inc. 1999 Equity Incentive Plan.(a)


(a)  Filed as an exhibit to Report on Form 10-SB dated November 15, 1999.


REPORTS ON FORM 8K

None

                                   SIGNATURES

     In accordance with the requirements the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTELLIWORXX, INC.


Date: May 22, 2000                        by: /s/ Kevin B. Rogers
------------------                        -----------------------
                                          Kevin B. Rogers, Chairman of the
                                          Board, Chief Executive Officer and
                                          President