Form 10QSB
period 2000-06-30
INTELLIWORXX INC
filed 2000-08-14
CIK 1076739

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934


                        Commission File Number 000-28115

                               INTELLIWORXX, INC.
                               ------------------
                 (Name of Small Business Issuer in its Charter)


            Florida                                      59-3336148
            -------                                      ----------
  (State or other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)

              1819 Main Street, 11th Floor Sarasota, Florida 34236
              ----------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (941) 365-7790
                                 --------------
                           (Issuer's Telephone Number)

                                       N/A
              ----------------------------------------------------
       (Former name, address and fiscal year, if changes since last year)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES ( X ) NO (   )


State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of August 11, 2000, 17,207,771 shares of common stock, no par value (the registrant's only class of voting stock) were outstanding.

                          PART I-FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS




Independent Auditors' Report                                                  3

Consolidated Balance Sheets                                                   4

Consolidated Statements of Operations                                         5

Consolidated Statement of Stockholders' Equity (Deficit)                      6

Consolidated Statements of Cash Flows                                         7

Notes to Consolidated Financial Statements                                    8

ALESSANDRI & ALESSANDRI, P.A.
Certified Public Accountants
--------------------------------------------------------------------------------



                          Independent Auditors' Report


Intelliworxx, Inc.
Sarasota, Florida


     We have reviewed the accompanying consolidated balance sheet of Intelliworxx, Inc. ("Company") as of June 30, 2000 and the related consolidated statements of operations, and cash flows for the period then ended and the consolidated statement of stockholders' equity for the period from inception (February 12, 1998) to June 30, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Intelliworxx, Inc.

     A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.




                                           /s/ Alessandri & Alessandri, P.A.


August 11, 2000


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


                                INTELLIWORXX, INC. AND SUBSIDIARIES+A36
                                       CONSOLIDATED BALANCE SHEETS
                                         June 30, 2000 and 1999
===========================================================================================================

                                                 ASSETS
                                                 ------
                                                                                         June 30,
                                                                               ----------------------------
                                                                                   2000            1999
                                                                               ------------    ------------
CURRENT ASSETS
  Cash                                                                         $     95,909    $      1,144
  Accounts receivable-trade                                                         318,474         840,637
  Inventory (at acquisition cost-not in excess of market)                         1,682,576         822,903
  Other receivables and prepaid expenses                                            107,855          53,682
                                                                               ------------    ------------
                             Total Current Assets                                 2,204,814       1,718,366
                                                                               ------------    ------------

EQUIPMENT AND FURNITURE
  Equipment and furniture, at cost (net of depreciation of $289,421 and
     $117,507, respectively)                                                        422,687         337,389
                                                                               ------------    ------------

OTHER ASSETS
  Software license and license deposits, at cost (net of amortization
     of $28,135 and $14,667, respectively)                                          186,395         190,334
  Employee notes receivable and other                                                84,895          19,543
                                                                               ------------    ------------
                              Total Other Assets                                    271,290         209,877
                                                                               ------------    ------------

                                     TOTAL                                     $  2,898,791    $  2,265,632
                                                                               ============    ============


                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------

CURRENT LIABILITIES
  Notes payable (including current portion of capitalized lease payable)       $     37,352    $    765,051
  Accounts payable                                                                1,125,914         982,926
  Wages and related taxes payable                                                   915,830         553,921
  Other                                                                             322,771         190,887
  Accrued litigation (net of restricted donated capital of $2,000,000)                    1
                                                                               ------------    ------------
                           Total Current Liabilities                              2,401,868       2,492,785
                                                                               ------------    ------------

LONG-TERM LIABILITIES:
  Capitalized leases payable (less current portion of $37,352 and
     $53,463, respectively                                                           21,812          26,812
                                                                               ------------    ------------

                                     Total Liabilities                            2,423,680       2,519,597
                                                                               ------------    ------------

STOCKHOLDERS' EQUITY
   Preferred stock - no par value; 25,000,000 shares authorized; none issued
   Common stock - no par value; 100,000,000 shares authorized; shares
      issued and outstanding 17,207,771                                           8,943,988       1,929,848
   Donated capital (restricted)                                                   2,000,000
   Retained earnings (deficit)                                                  (10,468,877)     (2,183,813)
                                                                               ------------    ------------
                          Total Stockholders' Equity                                475,111        (253,965)
                                                                               ------------    ------------

                                     TOTAL                                     $  2,898,791    $  2,265,632
                                                                               ============    ============

                             See Notes to Consolidated Financial Statements.

                                                   4

                                 INTELLIWORXX, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
====================================================================================================



                                            Three Months Ended               Six Months Ended
                                      ------------------------------  ------------------------------
                                      June 30, 2000    June 30, 1999  June 30, 2000    June 30, 1999
                                      -------------    -------------  -------------    -------------
REVENUES                               $  1,311,099    $    715,932    $  1,850,611    $  1,609,558

COST OF REVENUES                          1,014,979         547,134       1,416,429         937,313
                                       ------------    ------------    ------------    ------------

GROSS PROFIT                                296,120         168,798         434,182         672,245
                                       ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  General and administrative                470,231         209,158         820,520         524,649
  Sales and marketing                       837,277         184,799       1,347,987         387,402
  Research and development                  502,561          93,529         862,955         308,174
  Depreciation and amortization              49,753          33,856          95,995          65,374
                                       ------------    ------------    ------------    ------------
            Total Operating Expenses      1,859,822         521,342       3,127,457       1,285,599
                                       ------------    ------------    ------------    ------------

LOSS BEFORE OTHER ITEMS                  (1,563,702)       (352,544)     (2,693,275)       (613,354)

OTHER INCOME & EXPENSE
  Interest and miscellaneous income             883           7,808          12,604           7,808
  Interest expense                          (20,353)        (75,293)       (126,541)       (125,027)
  Litigation expense                                                     (2,000,000)
                                       ------------    ------------    ------------    ------------


NET LOSS                               $ (1,583,172)   $   (420,029)   $ (4,807,212)   $   (730,573)
                                       ============    ============    ============    ============







Loss per share                         $      (0.09)   $      (0.03)   $      (0.29)   $      (0.05)

Weighted average number of shares        17,191,551      15,199,166      16,675,165      14,942,923


                           See Notes to Consolidated Financial Statements.

                                                 5


                              INTELLIWORXX, INC. AND SUBSIDIARIES
                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM INCEPTION (February 12, 1998) TO JUNE 30, 2000
==============================================================================================

                                                                                    Retained
                                                           Common Stock             Earnings
                                                      Shares             $          (Deficit)
                                                   ------------    ------------   ------------
Issuance of founders shares                             999,900

Shares issued to reflect reverse
    purchase acquisition                             12,000,000    $    564,748
Proceeds from issuance of common stock                1,000,100         250,100
Common stock issued for liabilities                      66,666         100,000
Net Income (Loss)                                                                 $ (1,453,240)
                                                   ------------    ------------   ------------

    Balance, December 31, 1998                       14,066,666         914,848     (1,453,240)

Issuance of shares for notes payable                    132,500         265,000
Sale of common stock                                  1,000,000         750,000
Net Income (Loss)                                                                   (4,208,425)
                                                   ------------    ------------   ------------

    Balance, December 31, 1999                       15,199,166       1,929,848     (5,661,665)

Issuance of shares for notes payable                  1,127,047       3,944,734
Sale of common stock                                    863,558       2,982,574
Donated capital-(restricted)                                          2,000,000
Shares issued for services rendered (restricted)         18,000          86,832
Net Income (Loss)                                                                   (4,807,212)
                                                   ------------    ------------   ------------

    Balance, June 30, 2000                           17,207,771    $ 10,943,988   $(10,468,877)
                                                   ============    ============   ============



                        See Notes to Consolidated Financial Statements.

                                              6

                          INTELLIWORXX, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTH PERIODS ENDING JUNE 30, 2000 AND 1999


                                                                 Three Months Ended
                                                           -----------------------------
                                                           June 30, 2000   June 30, 1999
                                                           -------------   -------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net Loss From Operations:                                   $(4,807,212)   $  (730,573)
Add: Non-Cash Items
     Depreciation, amortization and allowance                   135,995         65,374
     Litigation expense                                       2,000,000
     Consulting expense                                          86,832
     Adjustment of note payable                                                (10,308)
Changes in Assets and Liabilities:
     Accounts receivable                                       (174,323)      (601,791)
     Inventory                                                 (634,025)      (612,775)
     Prepaid expenses and other assets                         (185,959)      (175,066)
     Accounts payable                                           461,734        542,114
     Wages and related taxes                                    269,160        281,722
     Accrued interest and other liabilities                    (373,529)        23,341
                                                            -----------    -----------

Net Cash To Operating Activities                             (3,221,327)    (1,217,962)
                                                            -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Acquisition of equipment, furniture and software licenses      (129,669)      (136,241)
Proceeds from payment of notes receivable                       109,700
Notes receivable                                                 71,725
                                                            -----------    -----------

Net Cash To Investing Activities                                 51,756       (136,241)
                                                            -----------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from borrowings                                        759,000        909,180
Repayment of borrowings                                        (937,382)      (380,359)
Proceeds from sale of common stock                            2,982,574        750,000
                                                            -----------    -----------

Net Cash From Financing Activities                            2,804,192      1,278,821
                                                            -----------    -----------

Decrease in Cash                                               (365,379)       (75,382)
Cash Balance, Beginning                                         461,288         76,526
                                                            -----------    -----------
Cash Balance, Ending                                        $    95,909    $     1,144
                                                            ===========    ===========



Supplemental Disclosures of Cash Flow Information:
      Interest Paid                                         $   411,016    $    16,401


                    See Notes to Consolidated Financial Statements.

                                          7

                       INTELLIWORXX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
================================================================================

1. HISTORY AND OPERATIONS
-------------------------

Intelliworxx, Inc. (the "Company"), was organized on February 12, 1998 under the laws of the State of Florida. Since inception, its primary business has been the development of mobile computer hardware and related software and internet applications.

2. BASIS OF ACCOUNTING
----------------------

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which have been prepared in accordance with generally accepted accounting principles for interim financial information. All significant intercompany accounts have been eliminated. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been made. Operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

3. INVENTORIES
--------------

At June 30, 2000, inventories were comprised as follows:

                         Raw materials      $1,294,919
                         Work in process       179,410
                         Finished product      208,247
                                            ----------
                                  Total     $1,682,576
                                            ----------

4. COMMON STOCK:
----------------

The Company is authorized to issue 100,000,000 shares of common stock. Dividends are available when declared by the Company. At June 30, 2000, there were 17,207,771 common shares outstanding.

In January and February 2000, the Company sold, in accordance with Regulation D of the United States Securities Act of 1933, 863,558 common shares and 114,116 warrants for $2,982,574, net of expenses. The warrants grant the holder the right to purchase common shares at $3.00 per share and are exercisable during the five-year period from date of issuance. In connection with the sale of the shares and warrants, the Company agreed to include the common shares and warrants in a registration statement with the Securities and Exchange Commission during 2000.

In March 2000, the Company converted $3,944,734 of notes payable and accrued interest into equity (1,127,047 common shares of the Company and warrants to purchase 65,724 common shares of the Company at $3.00 per share until February
2005).

In June 2000, the Company issued 18,000 restricted shares of common stock as partial payment for services to be provided under a consulting agreement with an investor relations firm. The agreement dated April 18, 2000 and expiring on January 17, 2001 calls for payment in cash of $5,000 per month, 18,000 shares of restricted common stock and 35,000 options to purchase a like number of shares of common stock. The 18,000 shares were valued at $3.50, which represents the current market value adjusted for restrictions. The amount is being amortized over the life of the contract.

5. REVENUES
-----------

The Company recorded revenues of $1,850,611, which consisted of $1,201,188 from product sales and $649,423 from engineering and development project revenues for the six months ended June 30, 2000. Revenues of $1,311,099, consisting of $959,176 from product sales and $351,923 from engineering and development project were recorded for the three months ended June 30, 2000.

6. LEGAL
--------

On July 18, 2000 the federal court, in a hearing on a post-trial motion, indicated that the damages of up to $12,000,000 awarded by a jury cannot stand. The court urged the parties to settle the case within thirty (30) days or it would enter an order for a new trial to determine the issue of damages. The companies are currently involved in settlement discussions.

In May 2000 a Federal civil jury had rendered this verdict against parties including the Company in a case involving interference with a certain prospective customer relationship of the plaintiff. Enforcement of the judgment was stayed pending the above-mentioned hearing to set aside or limit the judgment to an amount consistent with the legal principles governing the case.

In an effort mitigate any effect this legal action could have upon the Company, certain officers/directors had previously entered into an indemnification agreement with the Company. Accordingly, the certain officers/directors have surrendered to the Company, as restricted contributed capital, 571,430 common shares of the Company. The certain officers/directors and the Company have also agreed to place decisions concerning the liquidation of shares in satisfaction of or to raise capital to pay such liabilities in a committee consisting solely of the outside members of the board of directors.

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

8. NEWLY INCORPORATED SUBSIDIARIES
----------------------------------

Mediworxx.com, Inc. ("Mediworxx(TM)"), formed in April 2000, and Comworxx, Inc. ("Comworxx(TM)"), formed in May 2000, are wholly owned Florida corporation. Financial statements of Mediworxx(TM) and Comworxx(TM) have been consolidated with those of the Company.

Mediworxx(TM), using both an Application Service Provider ("ASP") model and software on site, Mediworxx(TM) intends to deploy the Company's Mentorworxx(TM) solution to the medical industry. Mediworxx(TM) will leverage Intelliworxx' core technology to provide high quality, secure information systems to support medical delivery and the billing process. Implementing this solution will assist providers in reducing costs, eliminating waste and ensuring quality while complying with the complex rules and regulations applicable to the healthcare industry

The focus of Comworxx is to provide telematics services and hardware to the automotive marketplace. Telematics is the combination of wireless telecommunications (cellular and GPS) and information technology networks (internet). Telematics technology enables the development and marketing of online services for mobile users on a client specific basis.

9. SUBSEQUENT EVENTS
--------------------

On July 27, in a realignment of duties, Oscar J. Williams, a Director of the Company, was appointed President and Chief Executive Officer of the Company. Kevin B. Rogers was appointed Senior Vice President and Chief Technical Officer. Mr. Rogers will remain as Chairman of the Board and Mr. Williams will remain as a Director.

On July 28, 2000, founder and former officer/director, Vincent D. Reynolds resigned. Under a prior agreement between the Company and its founders, the parties agreed to a arrangement whereby the Company would repurchase a certain number of shares of the Company's common stock from any founder leaving the employ of the Company. With the resignation of Mr. Reynolds, the Company agreed to repurchase 1.2 million shares of the common stock of the Company held by Mr. Reynolds. It was agreed that the repurchase would be effective in August 2000 and that the Company would pay Mr. Reynolds $150,000 for the shares, payable in twelve (12) monthly payments of $12,500 each. The payments would begin in September 2000. The Company intends to retire the 1.2 million shares to be repurchased, which will bring the number of shares of common stock issued and outstanding to 16,007,771.

10. RECLASSIFICATIONS
---------------------

Certain amounts for the three and six month periods ended June 30, 1999 have been reclassified to conform to the three and six month periods ended June 30, 2000 presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Introduction
------------

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity/cash flow of the Company during the three and six month periods ending June 30, 2000 and 1999. This item should be read in conjunction with the condensed financial statements and notes to the condensed financial statements included herewith.

Results of Operations
---------------------

Revenues for the three-month period ended June 30, 2000 exceeded $1.3 million, which was approximately $600,000 more than revenues in the comparable quarter of the prior year, or an increase of approximately 83%. Revenues for the three-month period ended June 30, 2000 from engineering and development project contracts ("Development Contracts") totaled approximately $352,000. Product sales totaled approximately $959,000 for the same period. Revenues for the three-month period ended June 30, 1999 totaled approximately $716,000 consisting primarily of Development Contracts ($504,000). Product sales for the three months ended June 30, 1999 were approximately $212,000. Revenues for the six months ended June 30, 2000 were approximately $1,850,000 or a 15% increase over the same period last year.

Cost of revenues for the three-months ended June 30, 2000 totaled approximately $1,015,000, as compared to approximately $547,000 for the same period in 1999. Gross Profit as a percentage of sales decreased slightly from 24% for the three-months ended June 30, 1999 to 23% for the three-months ended June 30, 2000. For the six months ended June 30, 2000 cost of revenues totaled approximately $1,416,000 as compared $937,000 for the same period last year. For the first six months of 2000 and 1999, gross profit, as a percentage of sales were 24% and 42% respectively. The decrease in gross profit reflects the Company's change from higher margin Development Contracts to lower margin production products.

Selling, general and administrative expenses for the three-months ended June 30, 2000 totaled approximately $1,308,000, an increase of 231% over the same period last year ($395,000). This increase reflects the continued buildup of the Company's infrastructure to support expected growth. Research and Development expenses for the three-month period ended June 30, 2000 totaled approximately $503,000, an increase of 435% over the same period last year ($94,000). This increase in Research and Development expense reflects the Company's reduction in Development Contracts and its focus on internal research and development efforts related to new and existing products. For the six months ended June 30, 2000, the Company's Research and Development expenses totaled approximately $863,000 compared to approximately $308,000 for the same period last year.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations and capital expenditures primarily through short-term credit facilities, the sale of the Company's common stock and cash flow from operations. The Company has also used long-term, capitalized lease transactions to finance capital expenditures. For the six-month period ending June 30, 2000, the Company's primary source of cash was from the sale of common stock in a private placement offering in which proceeds to the Company totaled approximately $2,983,000, net of expenses, from the sale of 863,558 shares of its common stock and warrants to purchase 114,116 shares of the Company's common stock. Cash was also provided through other financing activities totaling $759,000 and cash from collection of receivables totaling approximately $1,801,000.

During the six-months ended June 30, 2000, promissory note holders converted approximately $3,945,000 in short-term debt in exchange for 1,127,047 shares of common stock and warrants to purchase 65,725 shares of the Company's common stock. Simultaneously, the Company repaid certain other promissory note holders resulting in a reduction of approximately $1,400,000 in short-term debt. As a result of the conversions and debt repayment the Company greatly reduced its monthly interest payments. Although there can be no assurance of continued debt and/or equity financing, the Company expects to be able to meet its debt obligations and to finance operations and capital expenditures through internally generated funds, future borrowing, capital lease transactions and additional sales of common stock.

The Company's cash totaled approximately $96,000 on June 30, 2000. Capital expenditures for the six months ended June 30, 2000 totaled approximately $130,000, spread evenly between the manufacturing departments, the research and development departments and the general and administration departments.

On July 18, 2000 the federal court, in a hearing on a post-trial motion, indicated that the damages of up to $12,000,000 awarded by a jury cannot stand. The court urged the parties to settle the case within thirty (30) days or it would enter an order for a new trial to determine the issue of damages. The companies are currently involved in settlement discussions.

In May 2000 a Federal civil jury had rendered this verdict against parties including the Company in a case involving interference with a certain prospective customer relationship of the plaintiff. Enforcement of the judgment was stayed pending the above-mentioned hearing to set aside or limit the judgment to an amount consistent with the legal principles governing the case. As a result, as of March 31, 2000, the Company recorded an estimated liability of $2,000,000 against which the restricted donated capital with an ascribed value of $2,000,000 was offset. (See Note 6 to the Condensed Financial Statements).

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

On July 18, 2000 the federal court, in a hearing on a post-trial motion, indicated that the damages of up to $12,000,000 awarded by a jury cannot stand. The court urged the parties to settle the case within thirty (30) days or it would enter an order for a new trial to determine the issue of damages. The companies are currently involved in settlement discussions.

In May 2000 a Federal civil jury had rendered this verdict against parties including the Company in a case involving interference with a certain prospective customer relationship of the plaintiff. Enforcement of the judgment was stayed pending the above-mentioned hearing to set aside or limit the judgment to an amount consistent with the legal principles governing the case.

The jury found that the actions of the officers/directors amounted to breaches of their prior employment contracts and their fiduciary obligations to the plaintiff and that one of the officers and the Company interfered with plaintiff's efforts to obtain a prospective business relationship. The jury awarded damages of up to $12 million against the Company, and additional amounts against the officer/director defendants, but the enforcement of such judgment is stayed pending the Court's hearing of the Company's and the other defendant's motion to set aside or limit the judgment to an amount consistent with the legal principles governing the case. In addition, the officers/directors had previously entered into an indemnification agreement with the Company under which the officers/directors assumed responsibility for any judgment. Provisions of the agreement stipulated that shares of the Company owned by the officers/directors might be used to satisfy any liability of the Company.


Item 2. CHANGES IN SECURITIES

In June 2000, the Company issued 18,000 restricted shares of common stock as partial payment for services to be provided under a consulting agreement with an investor relations firm. The agreement dated April 18, 2000 and expiring on January 17, 2001 calls for payment in cash of $5,000 per month, 18,000 shares of restricted common stock and 35,000 options to purchase a like number of shares of common stock. The issuance is deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 5. OTHER INFORMATION

On July 27, in a realignment of duties, Oscar J. Williams, a Director of the Company, was appointed President and Chief Executive Officer of the Company. Kevin B. Rogers was appointed Senior Vice President and Chief Technical Officer. Mr. Rogers will remain as Chairman of the Board and Mr. Williams will remain as a Director.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

Exhibit                      Description of Document
-------                      -----------------------

None

REPORTS ON FORM 8K

None




                                   SIGNATURES

     In accordance with the requirements the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTELLIWORXX, INC.


Date: August 14, 2000                     by: /s/ Oscar J. Williams
---------------------                     -------------------------
                                          Oscar J. Williams, President and
                                          Chief Executive Officer