Form 10QSB
period 2000-09-30
INTELLIWORXX INC
filed 2000-11-14
CIK 1076739

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO ( )


State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of November 14, 2000, 16,059,217 shares of common stock, no par value (the registrant's only class of voting stock) were outstanding.

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

ALESSANDRI & ALESSANDRI, P.A.
Certified Public Accountants
--------------------------------------------------------------------------------

                          Independent Auditors' Report


Intelliworxx, Inc.
Sarasota, Florida


     We have reviewed the accompanying balance sheet of Intelliworxx, Inc. ("Company") as of September 30, 2000 and the related condensed statements of operations, and cash flows for the period then ended and the statement of stockholders' equity for the period from inception (February 12, 1998) to September 30, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Intelliworxx, Inc.

     A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the condensed financial statements, certain conditions indicate that there is substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                               /s/ Alessandri & Alessandri, P.A.


November 14, 2000

                               INTELLIWORXX, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                  September 30, 2000 and 1999
------------------------------------------------------------------------------------------------------------

                                              ASSETS
                                                                                   September 30,
                                                                       -------------------------------------
                                                                           2000                     1999
                                                                       ------------             ------------
CURRENT ASSETS
  Cash                                                                 $    867,430             $     21,849
  Accounts receivable-trade                                               1,184,888                  500,615
  Inventory (at acquisition cost-not in excess of market)                 1,611,787                  820,139
  Other receivables and prepaid expenses                                    236,933                   56,615
                                                                       ------------             ------------
          Total Current Assets                                            3,901,038                1,399,218
                                                                       ------------             ------------

EQUIPMENT AND FURNITURE
  Equipment and furniture, at cost
     (net of depreciation of $338,472 and
     $149,000, respectively)                                                406,867                  316,003
                                                                       ------------             ------------

OTHER ASSETS
  Capitalized software                                                      563,081                     --
  Software license and license deposits,
     at cost (net of amortization of
     $31,592 and $19,250, respectively)                                     189,838                  185,750
  Employee notes receivable and other                                        81,872                  154,210
                                                                       ------------             ------------
          Total Other Assets                                                834,791                  339,960
                                                                       ------------             ------------

                  TOTAL                                                $  5,142,696             $  2,055,181
                                                                       ============             ============

                       LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes and capitalized leases payable                                 $  1,653,002             $  1,607,905
  Accounts payable                                                        2,135,534                  648,968
  Wages and related taxes payable                                         1,482,722                  934,588
  Other                                                                      82,491                  249,192
  Accrued litigation (net of restricted
     donated capital of $2,000,000)                                         700,001                     --
                                                                       ------------             ------------
          Total Current Liabilities                                       6,053,750                3,440,653
                                                                       ------------             ------------
LONG-TERM LIABILITIES:
  Notes and capitalized leases payable
     (less current portion of $ 27,502 and
     $24,837, respectively                                                   19,281                   20,385
                                                                       ------------             ------------

          Total Liabilities                                               6,073,031                3,461,038
                                                                       ------------             ------------

MINORITY INTEREST                                                           445,462                     --
                                                                       ------------             ------------

STOCKHOLDERS' EQUITY
   Preferred stock - no par value;
      25,000,000 shares authorized; none issued
   Common stock - no par value;
      100,000,000 shares authorized; shares
      issued and outstanding  16,059,217 and
      15,199,166 respectively                                             8,955,155                1,929,848
   Donated capital (restricted)                                           2,000,000                     --
   Retained earnings (deficit)                                          (12,330,952)              (3,335,705)
                                                                       ------------             ------------
          Total Stockholders' Equity                                     (1,375,797)              (1,405,857)
                                                                       ------------             ------------


                  TOTAL                                                $  5,142,696             $  2,055,181
                                                                       ============             ============

                                   See Notes to Consolidated Financial Statements.



                                         INTELLIWORXX, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
------------------------------------------------------------------------------------------------------------------



                                          Three Months Ended September 30,        Nine Months Ended September 30,
                                         ---------------------------------       ---------------------------------
                                            2000                 1999               2000                 1999
                                         ------------        ------------        ------------        ------------

REVENUES                                 $  1,279,489        $    308,124        $  3,130,100        $  1,917,682

COST OF REVENUES                              937,160             335,525           2,353,589           1,272,838
                                         ------------        ------------        ------------        ------------

GROSS PROFIT                                  342,329             (27,401)            776,511             644,844
                                         ------------        ------------        ------------        ------------

OPERATING EXPENSES:
  General and administrative                  562,833             302,417           1,910,820             827,066
  Sales and marketing                         534,874             265,626           1,355,394             653,028
  Research and development                    368,727             415,371           1,231,682             723,545
  Depreciation and amortization                52,509              36,076             148,504             101,450
                                         ------------        ------------        ------------        ------------
             Total Operating Expenses       1,518,943           1,019,490           4,646,400           2,305,089
                                         ------------        ------------        ------------        ------------

LOSS BEFORE OTHER ITEMS                    (1,176,614)         (1,046,891)         (3,869,889)         (1,660,245)

OTHER INCOME & EXPENSE
  Interest and miscellaneous income              (866)                799              11,738               8,607
  Interest expense                            (39,133)           (105,800)           (165,674)           (230,827)
  Minority interest                            54,538                --                54,538                --
  Litigation expense                         (700,000)               --            (2,700,000)               --
                                         ------------        ------------        ------------        ------------

NET LOSS                                 $ (1,862,075)       $ (1,151,892)       $ (6,669,287)       $ (1,882,465)
                                         ============        ============        ============        ============


Loss per share                           $       0.11        $       0.08        $       0.40        $       0.13

Weighted average number of shares          16,992,457          15,199,166          16,781,701          15,029,276


                                See Notes to Consolidated Financial Statements.


                                       INTELLIWORXX, INC. AND SUBSIDIARIES
                                   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE PERIOD FROM INCEPTION (February 12, 1998) TO SEPTEMBER 30, 2000
---------------------------------------------------------------------------------------------------------------------

                                                                                                          Retained
                                                                         Common Stock                     Earnings
                                                                Shares                   $                (Deficit)
                                                               ----------           -----------          ------------

Issuance of founders shares                                       999,900

Shares issued to reflect reverse
    purchase acquisition                                       12,000,000          $    564,748
Proceeds from issuance of common stock                          1,000,100               250,100
Common stock issued for liabilities                                66,666               100,000
Net Income (Loss)                                                                                        $ (1,453,240)
                                                             ------------          ------------          ------------

    Balance, December 31, 1998                                 14,066,666               914,848            (1,453,240)

Issuance of shares for notes payable                              132,500               265,000
Sale of common stock                                            1,000,000               750,000
Net Income (Loss)                                                                                          (4,208,425)
                                                             ------------          ------------          ------------

    Balance, December 31, 1999                                 15,199,166             1,929,848            (5,661,665)

Issuance of shares for notes payable                            1,127,047             3,944,734
Sale of common stock                                              863,558             2,982,574
Shares issued for services rendered (restricted)                   31,286               133,519
Exercise of option by individuals                                  38,160               114,480
Donated capital-(restricted)                                         --               2,000,000
Repurchase of common stock from founder                        (1,200,000)             (150,000)
Net Income (Loss)                                                                                          (6,669,287)
                                                             ------------          ------------          ------------

    Balance, September 30, 2000                                16,059,217          $ 10,955,155          $(12,330,952)
                                                             ============          ============          ============

                                  See Notes to Consolidated Financial Statements.




                                           INTELLIWORXX, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTH PERIODS ENDING SEPTEMBER 30, 2000 AND 1999
-----------------------------------------------------------------------------------------------------------

                                                                             Nine Months Ended
                                                                 ------------------------------------------

                                                                 September 30, 2000      September 30, 1999
                                                                 ------------------      ------------------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net Loss From Operations:                                          $(6,669,287)            $(1,882,465)
Add: Non-Cash Items
     Depreciation, amortization and allowance                          148,504                 101,450
     Litigation expense                                              2,000,000                    --
     Services rendered and exercise of options                         247,999                 (10,308)
     Minority Interest                                                 (54,538)                   --
Changes in Assets and Liabilities:
     Accounts receivable                                            (1,045,817)               (261,769)
     Inventory                                                        (563,236)               (610,011)
     Prepaid expenses and other assets                                (206,094)               (312,666)
     Accounts payable                                                1,471,353                 208,156
     Wages and related taxes                                           520,970                 662,389
     Accrued interest and other liabilities                            504,407                  81,646
                                                                   -----------             -----------

Net Cash To Operating Activities                                    (3,645,739)             (2,023,578)
                                                                   -----------             -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Acquisition of equipment, furniture and software licenses             (731,244)               (146,347)
Proceeds from payment of notes receivable                              109,700                    --
Notes receivable                                                       (12,124)                   --
                                                                   -----------             -----------

Net Cash To Investing Activities                                      (633,668)               (146,347)
                                                                   -----------             -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from borrowings                                             2,215,813               1,753,248
Repayment of borrowings                                             (1,012,838)               (388,000)
Proceeds from sale of common stock                                   2,982,574                 750,000
Proceeds from sale of minority interest of subsidiary                  500,000                    --
                                                                   -----------             -----------

Net Cash From Financing Activities                                   4,685,549               2,115,248
                                                                   -----------             -----------

Increase (decrease) in Cash                                            406,142                 (54,677)
Cash Balance, Beginning                                                461,288                  76,526
                                                                   -----------             -----------
Cash Balance, Ending                                               $   867,430             $    21,849
                                                                   ===========             ===========

Supplemental Disclosures of Cash Flow Information:
      Interest Paid                                                $   412,071             $    12,793
Supplemental Disclosures of Non Cash Transactions:
     Common stock issued for services rendered (restricted)        $   133,519             $      --
     Exercise of option by individuals                             $   114,480             $      --

                                    See Notes to Consolidated Financial Statements.

                                                        7

                       INTELLIWORXX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


1. HISTORY AND OPERATIONS
-------------------------

Intelliworxx, Inc. (the "Company"), was organized on February 12, 1998 under the laws of the State of Florida. Since inception, its primary business has been the development of mobile computer hardware and related software and Internet applications.

The Company has two majority owned subsidiaries, Mediworxx, Inc. ("Mediworxx(TM)") and Comworxx, Inc. ("Comworxx(TM)"), formed as Florida corporations in April and May 2000 respectively. Financial statements of Mediworxx and Comworxx have been consolidated with those of the Company. Mediworxx intends to provide high quality, secure information systems to support medical delivery and the billing process, which will assist providers in reducing costs, eliminating waste and ensuring quality while complying with the complex rules and regulations applicable to the healthcare industry. Comworxx intends to provide telematics services, which is the combination of wireless telecommunications (cellular and GPS) and information technology networks (internet), and hardware to the automotive marketplace. This technology enables the development and marketing of online services for mobile users on a client specific basis.


2. BASIS OF ACCOUNTING
----------------------

The accompanying unaudited consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, and has been prepared in accordance with generally accepted accounting principles for interim financial information. All significant intercompany accounts have been eliminated. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation have been made. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The financial statements of the Company as of September 30, 2000 and 1999 and for the three-month and nine-month periods then ended have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period from inception (February 12, 1998) to September 30, 2000, the Company has incurred losses totaling $12,330,952, which has significantly impacted the liquidity and capital resources of the Company, and raises substantial doubt about the ability of the Company to continue as a going concern. No adjustments have been recorded in the financial statements of the Company to reflect the uncertainty of the going concern and the related realization of assets and satisfaction of liabilities. Since inception (February 12, 1998) to September 30, 2000, the Company met its cash needs primarily from short-term borrowings from individuals, private placements of its common shares, and from revenues from operations. Management expects to achieve its future cash needs from a combination of sales of its equity securities and borrowings, pending attainment of profitable operations.

3. INVENTORIES
--------------

At September 30, 2000, inventories were comprised as follows:

                        Raw material          $1,270,945
                        Work in process           74,860
                        Finished product         265,982
                                              ----------
                             Total            $1,611,787
                                              ==========


4. COMMON STOCK
---------------

The Company is authorized to issue 100,000,000 shares of common stock. Dividends are available when declared by the Company. At September 30, 2000, there were 16,059,217 common shares outstanding.

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

In July 2000, the Company issued 13,286 restricted shares of common stock in lieu of a cash payment to an employee for incentive compensation. The shares were valued at $3.514 per share, which represents the current market value adjusted for restrictions. The total amount of the transaction was charged to expense during the current period. Also in July, a co-founder and former officer/director of the Company resigned. Under a prior agreement between the Company and its founders, the parties agreed to an arrangement whereby the Company would repurchase a certain number of shares of the Company's common stock from any founder leaving the employ of the Company. As a result of this resignation, the Company agreed to repurchase 1.2 million shares of the common stock for $150,000, payable in twelve (12) equal monthly payments of $12,500, beginning in September 2000.

5. REVENUES
-----------

The Company recorded consolidated revenues of $3,130,100, which consisted of $2,172,265 from product sales, $886,097 from engineering and development project revenues and $71,738 from services for the nine months ended September 30, 2000. Revenues of $1,279,489, consisting of $971,077 from product sales, $236,674 from engineering and development project and $71,738 from services were recorded for the three months ended September 30, 2000. Sales to a customer during the three and nine months ended September 30, 2000 totaled approximately 45% and 70% respectively.


6. LEGAL
--------

On November 2, 2000, the Company entered into a settlement agreement amongst the parties to settle a federal court judgment. Under the terms of the agreement, the Company will pay $700,000 on or before December 15, 2000, and will make available for sale a maximum of 1,500,000 of its common shares on certain dates, with the proceeds from the sale of the shares payable to the plaintiff.

As discussed below, certain officers/directors of the Company previously contributed 571,430 of their common shares of the Company as indemnification of the judgment. In accordance with the settlement agreement, and an escrow agreement, 570,000 of such shares will be placed in escrow. A sufficient number of such shares are to be released from escrow for sale on November 2, 2001 to provide proceeds up to a maximum of $2,275,000 payable to the plaintiff. The Company will also make available an additional 330,000 common shares, or portions thereof, on such date in the event the proceeds from the sale of the 570,000 shares is less than $2,275,000. On November 2, 2002, any of the unsold 570,000 shares, or, if necessary, any of the unsold 330,000 common shares, plus additional common shares up to a maximum of 600,000, will be made available by the Company to realize proceeds of $2,275,000 payable to the plaintiff. The Company will retain any unsold shares, and also has the option to pay the aforementioned amounts at any time.

In May 2000 a Federal civil jury rendered a verdict against parties, including the Company, in a case involving interference with a certain prospective customer relationship of the plaintiff. Enforcement of the judgment, which to the Company totaled $12 million, was stayed pending a hearing to set aside or limit the judgment to an amount consistent with the legal principles governing the case. On July 18, 2000 the Federal court, as a result of post-trial motions, ordered a new trial with respect to the damages amount, and urged the parties to engage in settlement discussions. The trial, absent settlement, is scheduled for February 2001.

In an effort to mitigate any effect the judgment could have upon the Company, certain officers/directors had previously entered into an indemnification agreement with the Company. Accordingly, certain officers/directors have surrendered to the Company, as restricted contributed capital, 571,430 common shares of the Company. The certain officers/directors and the Company have also agreed to place decisions concerning the liquidation of shares in satisfaction of or to raise capital to pay such liabilities in a committee consisting solely of the outside members of the board of directors.

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


8. SUBSEQUENT EVENTS
--------------------

On October 16, the Board of Directors of the Company accepted the resignation of Kevin B. Rogers as Chairman of the Board, Director, Senior Vice President and Chief Technical Officer. Also on that date, the Board of Directors elected Oscar
J. Williams as Chairman.


9. RECLASSIFICATIONS
--------------------

Certain amounts for the three and nine month periods ended September 30, 1999 have been reclassified to conform to the three and nine-month periods ended September 30, 2000 presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Introduction
------------

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity/cash flow of the Company during the three and nine month periods ending September 30, 2000 and 1999. This item should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included herewith.

Results of Operations
---------------------

Revenues for the three-month period ended September 30, 2000 exceeded $1.2 million, which was approximately $900,000 more than revenues in the comparable quarter of the prior year, or an increase of approximately 300%. Revenues for the three-month period ended September 30, 2000 from engineering and Mentoring project contracts ("Development Contracts") totaled approximately $237,000. Product sales totaled approximately $971,000, while revenues from the Company's majority owned subsidiary Mediworxx totaled approximately $71,000 for the same period. Revenues for the three-month period ended September 30, 1999 totaled approximately $308,000 consisting primarily of Development Contracts. Revenues for the nine months ended September 30, 2000 were approximately $3,130,000 or a 63% increase over the same period last year.

Cost of revenues for the three months ended September 30, 2000 totaled approximately $937,000, as compared to approximately $336,000 for the same period in 1999. Gross Profit as a percentage of sales increased from negative 9% for the three months ended September 30, 1999 to 27% for the three months ended September 30, 2000. For the nine months ended September 30, 2000 cost of revenues totaled approximately $2,354,000 as compared $1,273,000 for the same period last year. For the first nine months of 2000 and 1999, gross profit, as a percentage of sales were 25% and 34% respectively. The decrease in gross profit reflects the Company's change from higher margin Development Contracts to lower margin production products.

Selling, general and administrative expenses for the nine months ended September 30, 2000 totaled approximately $3,266,000, an increase of 121% over the same period last year ($1,480,000). This increase reflects the continued buildup of the Company's infrastructure to support expected growth. Research and Development expenses for the three-month period ended September 30, 2000 totaled approximately $369,000, a decrease of 11% from the same period last year ($415,000). This decrease in Research and Development expense reflects the Company's focus on internal research and development efforts related to new and existing products. For the nine months ended September 30, 2000, the Company's Research and Development expenses totaled approximately $1,232,000 compared to approximately $724,000 for the same period last year.

Included in Other Income and Expense for the three and nine months ended September 30, 2000 was a $700,000 and $2,700,000 charge for the settlement of certain litigation. See Part II, Item 1. Without settlement expenses related to the litigation, net loss would have been $(1,162,151) compared to a net loss of $(1,151,892) for the three month period ending one year earlier, an increase of only $10,259 or 1%.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations and capital expenditures primarily through short-term credit facilities, the sale of the Company's common stock and cash flow from operations. The Company has also used long-term, capitalized lease transactions to finance capital expenditures. For the nine-month period ending September 30, 2000, the Company's primary source of cash was from the sale of common stock in a private placement offering in which proceeds to the Company totaled approximately $2,983,000, net of expenses, from the sale of 863,558 shares of its common stock and warrants to purchase 114,116 shares of the Company's common stock. Cash was also provided through other financing activities totaling $2,196,000 and cash from collection of receivables totaling approximately $2,516,000.

During the nine months ended September 30, 2000, promissory note holders converted approximately $3,945,000 in short-term debt in exchange for 1,127,047 shares of common stock and warrants to purchase 65,725 shares of the Company's common stock. Simultaneously, the Company repaid certain other promissory note holders resulting in a reduction of approximately $1,400,000 in short-term debt. As a result of the conversions and debt repayment the Company greatly reduced its monthly interest payments. Although there can be no assurance of continued debt and/or equity financing, the Company expects to be able to meet its debt obligations and to finance operations and capital expenditures through internally generated funds, future borrowing, capital lease transactions and additional sales of common stock.

The Company's cash totaled approximately $867,000 on September 30, 2000. Capital expenditures for the nine months ended September 30, 2000 totaled approximately $731,000, including approximately $527,000 of capitalized software costs relating to Mediworxx, with the balance spread between the manufacturing departments, the research and development departments and the general and administration departments.

On November 2, 2000, the Company entered into a settlement agreement amongst the parties to settle a federal court judgment. Under the terms of the agreement, the Company will pay $700,000 on or before December 15, 2000, and will make available for sale a maximum of 1,500,000 of its common shares on certain dates, with the proceeds from the sale of the shares payable to the plaintiff. In accordance with the settlement agreement, and an escrow agreement, 570,000 of such shares will be placed in escrow. A sufficient number of such shares are to be released from escrow for sale on November 2, 2001 to provide proceeds up to a maximum of $2,275,000 payable to the plaintiff. The Company will also make available an additional 330,000 common shares, or portions thereof, on such date in the event the proceeds from the sale of the 570,000 shares is less than $2,275,000. On November 2, 2002, any of the unsold 570,000 shares, or, if necessary, any of the unsold 330,000 common shares, plus additional common shares up to a maximum of 600,000, will be made available by the Company to realize proceeds of $2,275,000 payable to the plaintiff. The Company will retain any unsold shares, and also has the option to pay the aforementioned amounts at any time.

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

On November 2, 2000, the Company entered into a settlement agreement amongst the parties to settle a federal court judgment. Under the terms of the agreement, the Company will pay $700,000 on or before December 15, 2000, and will make available for sale a maximum of 1,500,000 of its common shares on certain dates, with the proceeds from the sale of the shares payable to the plaintiff.

As discussed below, certain officers/directors of the Company previously contributed 571,430 of their common shares of the Company as indemnification of the judgment. In accordance with the settlement agreement, and an escrow agreement, 570,000 of such shares will be placed in escrow. A sufficient number of such shares are to be released from escrow for sale on November 2, 2001 to provide proceeds up to a maximum of $2,275,000 payable to the plaintiff. The Company will also make available an additional 330,000 common shares, or portions thereof, on such date in the event the proceeds from the sale of the 570,000 shares is less than $2,275,000. On November 2, 2002, any of the unsold 570,000 shares, or, if necessary, any of the unsold 330,000 common shares, plus additional common shares up to a maximum of 600,000, will be made available by the Company to realize proceeds of $2,275,000 payable to the plaintiff. The Company will retain any unsold shares, and also has the option to pay the aforementioned amounts at any time.

In May 2000 a Federal civil jury rendered a verdict against parties, including the Company, in a case involving interference with a certain prospective customer relationship of the plaintiff. Enforcement of the judgment, which to the Company totaled $12 million, was stayed pending a hearing to set aside or limit the judgment to an amount consistent with the legal principles governing the case. On July 18, 2000 the Federal court, as a result of post-trial motions, ordered a new trial with respect to the damages amount, and urged the parties to engage in settlement discussions. The trial, absent settlement, is scheduled for February 2001.

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

Item 5. OTHER INFORMATION

On October 16, the Board of Directors of the Company accepted the resignation of Kevin B. Rogers as Chairman of the Board, Director, Senior Vice President and Chief Technical Officer. Also on that date, the Board of Directors elected Oscar
J. Williams as Chairman.


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

                                           INTELLIWORXX, INC.


Date: November 14, 2000                    by: /s/ Oscar J. Williams
-----------------------                    -------------------------
                                           Oscar J. Williams, President and
                                           Chief Executive Officer