Form 10KSB40
period 2000-12-31
INTELLIWORXX INC
filed 2001-04-02
CIK 1076739

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                        Commission File Number 000-28115

                               INTELLIWORXX, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           Florida                                             59-3336148
 ------------------------------                            --------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                           Identification Number)

              1819 Main Street, 11th Floor Sarasota, Florida 34236
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (941) 365-7790
                            -------------------------
                           (Issuer's Telephone Number)

Securities to be registered pursuant to Section 12(b) of the Act:   None

Securities to be registered pursuant to Section 12(g) of the Act:   Common Stock
                                                                    No Par Value

                                       N/A
        ----------------------------------------------------------------
       (Former name, address and fiscal year, if changes since last year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

The registrant's revenues for the most recent fiscal year is $5,006,714

The aggregate market value of the Company's stock held by non-affiliates of the registrant (6,352,633 shares) was approximately $436,744 as of March 27, 2001 based upon the closing sale price on the OTC Bulletin Board reported for that date which was $0.6875. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 27, 2000, 15,060,906 shares of common stock, no par value (the registrant's only class of voting stock) were outstanding.

Information contained on Intelliworxx' web site does not constitute part of these government filings.

                                TABLE OF CONTENTS
                                                                            PAGE
                                     PART I

ITEM 1.     Description of Business                                            3
ITEM 2.     Description of Property                                           12
ITEM 3.     Legal Proceedings                                                 12
ITEM 4.     Submission of Matters to a Vote of Security Holders               13

                                     PART II

ITEM 5.     Market for Common equity and Related Stockholder Matters          14
ITEM 6.     Selected Financial Data                                           14
ITEM 7.     Management's Discussion and Analysis of Financial Condition and   15
                 Results of Operations
ITEM 8.     Changes In and Disagreements with Accounts on Accounting and      17
                 Financial Disclosure

                                    PART III

ITEM 9.     Directors, Executive Officers, Promoters and Control Persons      18
                 Compliance With Section 16(a) of the Exchange Act
ITEM 10.    Executive Compensation                                            21
ITEM 11.    Security Ownership of Certain Beneficial Owners and Management    23
ITEM 12.    Certain Relationships and Related Transactions                    24
ITEM 13.    Exhibits and Reports on Form 8-K                                  24


DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB, including all documents incorporated by reference, includes "forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21 E of the Exchange Act and the Private Securities Litigation Reform Act of 1995, and we desire to take advantage of the "safe harbor" provisions thereof. Therefore, we are including this statement for the express purpose of availing ourselves of the protections of such safe harbor with respect to all of such forward-looking statements. The forward-looking statements in this Report reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including specifically the (1) absence of significant revenues, (2) history of losses, (3) no assurance that technology can be completed or that its completion will not be delayed, (4) significant competition, (5) the uncertainty of patent and proprietary rights, (6) possible adverse effects of future sales of shares on the market, and (7) those other risks and uncertainties discussed herein, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words, "anticipates," "believes," "expects, "intends, "future" and similar expressions identify certain of the forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

The registrant, Intelliworxx, Inc. (formerly known as Outdoor Resorts, Inc.), a Florida corporation was organized on July 1, 1995 for the purposes of acquiring campgrounds.

On November 23, 1998, we merged with a Florida corporation named Intelliworxx, Inc. ("Old Intelliworxx") in a transaction that was accounted for as a reverse acquisition. The shareholders of Old Intelliworxx received an aggregate of 12,000,000 shares of the registrant in exchange for all of the outstanding shares of Old Intelliworxx. As part of the merger transaction our name was changed to its present form, new officers and directors were elected and the number of authorized shares of common stock was increased from 50,000,000 to 100,000,000. After the merger, new management changed our direction from campground management to mobile computer-based technologies.


BUSINESS AND PRODUCT OVERVIEW
-----------------------------

In October of 1998 we were awarded the contract for the design and manufacture of Ford Motor Company's after-market AutoPC motherboard. Also in October 1998 we won a contract with the US Navy to convert existing diagnostic and repair manuals for the Apache Hellfire missile system to our Mentorworxx(TM) software and services for delivery on our VoiceTablet(TM) ruggedized tablet computer. From these initial contracts we have continued to evolve our hardware, software and business model.

Today we are in the business of developing telematics tools and selling telematics products and services. Telematics is the combining of telecommunications and information to deliver user and location specific content to mobile customers. We are organized into four business units: Intelliworxx, Comworxx, Mediworxx and Mentorworxx. Comworxx, Inc. and Mediworxx, Inc. are subsidiaries organized in Florida.

Our Intelliworxx business unit concentrates on developing and manufacturing (through contract manufacturing relationships) the hardware and software tools that best serve telematics applications. These include our ruggedized Pentium(R) III VoiceTablet(TM) tablet computer and our StreetGuard4(TM) in-car telematics device, being developed with ComRoad, AG, ("ComRoad") our German partner. Intelliworxx sells its hardware and software to resellers and governments while also continuing to develop new products under contract for third parties. Through sales of the VoiceTablet, which reached production status in the year 2000, from development contracts and from other products, the Intelliworxx business unit accounted for about $4.4 million of our $5 million in revenue in 2000. The Intelliworxx business unit includes engineering, manufacturing, finance and administrative personnel.

Our Comworxx business unit provides telematics services to the automotive marketplace. We formed Comworxx, Inc. in June of 2000 with ComRoad (Neuer Markt:
RD4) to be the telematics operating partner for North America. By using wireless telecommunications, GPS and the Internet, Comworxx delivers online services and content on a client and location specific basis. ComRoad was founded in Germany in 1995 to develop automotive telematics technology. Through its operating partners, ComRoad currently has over 125,000 subscribers in 33 countries and is also an international distributor for the VoiceTablet(TM) and the StreetGuard 4. Comworxx will focus on both fleet and retail customers, selling through automotive aftermarket stores, consumer electronics retail outlets and through reseller agreements with wireless providers. UBS Warburg is projecting a $9 billion a year industry in telematics in the United States by 2005, and $13 billion by 2010. It forecasts a $41 billion market by 2010 worldwide. As of December 31, 2000, we owned 67% of Comworxx. In March 2001 ComRoad purchased 2,163,266 share of Comworxx at $1.00 per share that reduced our ownership to 49%. As part of that transaction, Comworxx issued Intelliworxx a twelve-month warrant to purchase 1,000,000 shares of its common stock at $1.00 per share, the exercise of which would increase our ownership to 55%.

In March 2000, we formed Mediworxx, Inc., as a wholly owned subsidiary, to focus on the medical industry. The Mediworxx business unit provides products that enable doctors and hospitals to reduce cost, eliminate waste and ensure quality processes while complying with the complex rules and regulations applicable to the healthcare industry. Our initial product, Scribeworxx(TM), provides transcription replacement to radiology departments resulting in significant cost and timesavings. A beta site is being installed in April 2001. Our second product, MediworxxER(TM), provides both transcription replacement and insurance code compliance for emergency room departments. Beta sites are scheduled to be deployed after June 2001. There are over 800,000 physicians and nearly 6,000 hospitals in the US that spend over $400 billion a year on administrative and paperwork costs. In excess of $6 billion is spent annually on medical transcription alone. Mediworxx intends to market its products through strategic relationships with software and document management companies that are currently in the medical market.

Our Mentorworxx business unit provides software and services to enable the diagnosis and repair of complex systems. Mentorworxx does this by analyzing and converting existing diagnostic, repair and teaching materials (manuals, videos, schematics, etc.) into one database, which is then accessed via voice, touch, mouse or keyboard through our Mentorworxx browser. The Mentorworxx solution replaces existing time consuming and error filed methods of diagnostics and repair with a simple question and answer format that requires little training and yields quick and accurate diagnosis while at the same time teaching the user about the system being repaired. Mentorworxx solutions are generally deployed on our VoiceTablets which are then connected via wireless LAN or WAN. The Mentorworxx business unit has completed military projects for the US Navy, the US Marines, and the British Royal Navy as well as commercial projects for United Technologies and Boeing. The Mentorworxx business unit contributed approximately $600,000 in service revenue in year 2000 and another $105,000 in tablet sales. While the Mentorworxx business unit continues to generate revenue from military and commercial contracts, we intend to expand revenues by entering into partnerships with established consulting companies that perform large scale project management and integration projects for power utilities and for chemical and oil plant construction and maintenance.

Our Products
------------

VoiceTablet(TM)

A tablet computer is a hand-held clipboard-like computer with a flat display screen and the electronics to drive the device. We have created the VoiceTablet(TM), a rugged, portable tablet computer that can be voice-driven, or touch/pen activated. The main differences between standard tablet computers and the VoiceTablet(TM) are in the interface advantages. The VoiceTablet(TM) is uniquely equipped with advanced audio circuitry optimized for voice input and output and advanced video multimedia capabilities including the ability to play digital video disk ("DVD") movies. Additionally, the VoiceTablet(TM) uses the Intel Pentium(R) III Processor, as a large amount of processing power is necessary to perform both multi-media and speech applications simultaneously.

The VoiceTablet(TM) has applications for the healthcare, public safety, technology maintenance, insurance and manufacturing markets both as a standalone hardware solution as well as part of our overall telematics products and services offering. VoiceTablets(TM) have been produced for various customers including government agencies, Fortune 100 companies and several police departments. VoiceTablets(TM) equipped with our Mentorworxx(TM) software have also been delivered to the US Marines, US Navy and the British Royal Navy.

UCM(TM)

We developed a multipurpose Pentium(TM)-based, multimedia-equipped embeddable computer called the Ubiquitous Computing Module ("UCM"). This device incorporated advanced mobile computing features in a package smaller than a videocassette. The UCM(TM) was sold to customers for corporate aircraft last year and accounted for approximately $1 million in revenue. We have discontinued this product as the potential market size is limited in comparison to the VoiceTablet and the Comworxx and Mediworxx solutions. Certain of the technology and features of the UCM are being incorporated into the StreetGuard 4.

AutoPC

Under a contract with Ford Motor Company's Visteon division, we developed the motherboard for the first Pentium(R) in-car computer, the AutoPC. This development and production contract accounted for approximately $500,000 revenue in year 2000. Visteon discontinued this contract at the end of year 2000 and we are not seeking to re-engage with Visteon or any other automotive manufacture for an embedded solution. We believe the mobile telematics solution offered by our Comworxx subsidiary is less expensive, gives greater functionality, can be deployed more quickly and will yield greater profitability through its recurring revenue, subscriber based business model. Certain of the technology and features of the AutoPC are being incorporated into the StreetGuard 4.

Port IT(TM)

Port IT(TM) (Portable Information Technology) is the Comworxx telematics product line. Port IT provides the consumer with a hands free, voice interactive car phone, two-way email and messaging communications, off-board, turn-by-turn navigation, infotainment capabilities, like weather, traffic, news, stocks, commerce and entertainment, as well as providing a tool to enable mobile office tools.

The Port IT platform consists of several components resulting in delivery of a total telematics solution. The innovative GTTS (Global Transport Telematic System) solution enables our partners to market customized and localized service packages. Subscribers personalize the type and amount of information they receive on the MyPortIT.com website. This information is delivered to the StreetGuard(R) communications computer in the car and displayed on any PDA via the Snap @ drive cradle and NavCOM telematics browser. This solution enables Comworxx to generate revenue from subscription, wireless usage, hardware, advertising and m-commerce in the consumer marketplace, while allowing the subscriber to benefit from using the PDA device for activities outside the automobile. Intelliworxx will also generate these same types of recurring revenue by offering the Port IT solution into the industrial fleet marketplace.

Intelliworxx is currently developing the next generation StreetGuard(R) telematics computer under contract with ComRoad, our partner in Comworxx. Revenue from this contract is expected to be approximately $1 million for 2001.

Scribeworxx(TM) and MediworxxER(TM)

Scribeworxx and MediworxxER are the Mediworxx solutions, designed by physicians for physicians. They provide the ultimate in-office medical transcription, Medicare compliant coding and electronic medical record service and are completely HL-7 compliant for complete integration with existing hospital information systems. At best, current medical transcription services offer thirty-six to forty-eight hour turnaround from the time of the patient's appointment. Untold personnel hours are devoted to locating and pulling patient charts when the transcription arrives at the office, days after the visit. This is followed by wasted physician time, reviewing and approving the documentation. Finally, the charts must be re-filed resulting in additional wasted personnel costs. Scribeworxx replaces outside manual transcription services with state of the art voice recognition and touch screen technologies for real-time medical transcription, eliminating all of the frustration and direct and indirect costs of current transcription methods.

MediworxxER adds a scoring engine to real-time transcription. The scoring engine compares the documentation provided by the physician to that required by law for billing at different levels and selects the billing level supported. As a result, the physician is able to submit claims that he or she knows will not fall into a prohibited category and be subject to civil monetary penalties. This eliminates a potential financial exposure of thousands of lost dollars.

Although Scribeworxx and MediworxxER can be run on any Windows(R) based computer, they work best when deployed on the VoiceTablet due to its superior voice recognition. We believe the VoiceTablet will be the desired solution for Scribeworxx and MediworxxER installations.

Mentorworxx(TM)

We have developed interactive mentoring software for the diagnostic and repair markets. Mentoring is when one person with expertise in a given area aids another in solving problems. This is accomplished by the person with expertise answering questions and offering tips. Mentoring as used by us involves replacing the human expertise with computer technology. We refer to our solution as Mentorworxx(TM). Our Explore(TM) software provides voice-driven, interactive access to specific diagnostic and/or procedure data for commercial or military technologies and greatly increases the productivity of technology maintenance personnel. The Mentorworxx solution has media conversion tools, authoring and maintenance software, and our voice and touch interactive browser. In addition, we have created VoiceDoxx(TM), our voice driven html forms and database software. VoiceDoxx converts ordinary forms into screens that are filled in via voice and that automatically update databases.

Mentorworxx application contracts contributed approximately $600,000 in development revenue and $100,000 in VoiceTablet sales in the year 2000.


INDUSTRY OVERVIEW
-----------------

The telematics industry comprises diverse hardware devices, software applications, internet content aggregation, delivery and profiling sites, and wireless communications infrastructure. Through our four business units, Intelliworxx, Comworxx, Mediworxx and Mentorworxx, we are involved with manufacturing and selling telematics hardware and software and deploying telematics solutions in automotive, medical and maintenance markets.

ITS America has forecasted that the worldwide telematics market may reach $400 billion by 2015. ARC Research forecast that there will be 800,000,000 wireless data users worldwide by 2005, as well as the estimated 125,000,000 cell phones forecast for the U.S. alone. As cell phones become E911 compliant by December 2004, they, too, may become personal telematics devices that will receive aggregated content.

TARGET MARKETS AND MARKETING STRATEGIES
---------------------------------------

Tablet Computing
----------------

Tablet computing is not a new market. Tablet computers have existed for many years, but, much like the palmtop industry, they were not viable choices for mobile job assistance, as they did not have the power and functionality to entice buyers. The advent of Pentium based tablet computers has greatly increased their suitability for many applications. Last year approximately 307,000 high performance tablet computers and 16 million PDAs were sold in the United States.

We market to Original Equipment Manufacturers ("OEMs") and Value Added Resellers ("VARs") for whom our VoiceTablet provides competitive advantages. These OEMs and VARs sell into the insurance, warehouse, utility and public safety (police, fire and rescue, federal emergency agencies, etc.) markets. We also sell directly into the public safety and healthcare markets and have targeted utilities for direct sales efforts in 2001. There are over 560,000 police squad cars and 9 million vertical industrial fleet vehicles in the United States.

Port IT
-------

Comworxx Port IT products, initially aimed at the automotive aftermarket, are part of the overall worldwide telematics technology market. This market is forecast by Strategy Analytics Ltd. to grow from 4 million users in 1999 to over 37 million users by 2005, if only penetration into vehicular telematics is measured. This corresponds to total revenues of $24 billion in 2005 with 71% of this forecast as revenues that are service based and in the form of recurring revenue streams. This overall market is expected to grow to $47 billion by 2010. An alternate study by Tucker (Paul Tucker, Financial Times Automotive, Intelligent Transport Systems, 1998) puts future U.S. direct telematics sales at $6.6 billion in 2000, $7.7 billion in 2001, and $8.9 billion in 2002. Accordingly, Tucker believes total sales of $41.8 billion are expected through the year 2010, and $245.5 billion worldwide by 2015.

Within the telematics market, Strategy Analytics Ltd. additionally breaks out segments that include both installations in new cars and in used cars that are 2 years old or less. OEM installations will make up a significant portion of the growth in the market, and has garnered the attention of several major hardware and software entities. This attention is due to the belief that automakers will not design new solutions from scratch but rather outsource these products and services to industry components vendors. While much of the focus for these large telematics components vendors is on a handful of automotive OEM's, the opportunity for a low cost alternative in the aftermarket is excellent. This aftermarket focus, however, does not automatically preclude Comworxx from participating in the OEM market as the we are already in discussions with several OEM candidates for a dealer installed, not factory installed, option.

Comworxx will sell its products and services through several channels including vertical industrial fleets, the 12-volt mobile electronics retail outlets, the electronics and office retail channel and the automotive dealer channel.

Scribeworxx and MediworxxER
---------------------------

Mediworxx will first focus on hospital-based Radiology Department transcription replacement with the implementation of Scribeworxx(TM). This will be followed up with a rollout into the hospital-based Pathology Departments because of the similar workflow process and requirements. Other specialities will follow based on the market size of those specific specialities. The transcription replacement market is sizeable with an estimated 60% to 70% of the over 800,000 physicians in the United States using transcription services to document patient visits at a cost of over $6 billion annually.

MediworxxER(TM) will initially provide our transcription, documentation and code compliance solution in the Emergency Room (ER). The ER market is significant in both size and initial sale potential. There are nearly 6,000 hospitals in the United States that provide over 100 million ER visits annually. 20% to 40% of these visits are under-coded resulting in a loss in potential revenue to the physicians and/or hospitals of between $600 million and $1.2 billion per year. Our original product design, created by a physician, was developed around evaluation and management (E&M) codes, used largely by Primary Care physicians. MediworxxER(TM) would be positioned in an area highly visible to both Primary Care physicians and to other specialties within the hospital. We will focus the next generation of Mediworxx on Primary Care and Internal Medicine subspecialities.

Mediworxx will market directly to hospitals and through several channels including OEMs and resellers. We are finalizing a strategic partnership agreement with one of the largest providers of dictation and document management solutions and services. This agreement will give us access to over one hundred
(100) sales representatives and 24/7 technical and customer support. Scribeworxx is currently being installed in a hospital that is part of a thirty-seven hospital system. Other hospitals in the system will be installed as they update their existing Radiology Information Systems (RIS). This is one of many such hospital systems Mediworxx will target. Mediworxx will form a strategic partnership with this RIS that will give us access to their existing and new customer base. They are one of several RIS vendors seeking to partner with voice driven transcription replacement solutions.

Mentorworxx
-----------

Our Mentorworxx business unit sells consulting, software and our VoiceTablet hardware to commercial and military customers. Mentoring falls under the category of technical training, which is a growing market worldwide. International Data Corporation forecasts worldwide revenues for technical training will increase at a compound annual growth rate of 12% from $19.4 billion in 1999 to almost $34 billion in 2004 (source: International Data Corporation 2000). Initial testing of Mentorworxx installations has shown remarkable improvements in the technical workforce. The U.S. Government predicts savings of up to 20% of their maintenance budget with similar results being achieved by the British Navy. Our award winning Mentorworxx Explore software has been recognized by training industry leaders as the "best in class" for delivering technical information to workers at the job site.

Mentorworxx is developing strategic partnerships with established companies in the training field to more quickly establish our name in the market. Initial agreements with both training and publishing companies have expanded our business without expanding our overhead. Agreements with EER Systems, Lockheed Martin - Canada, Logicon, a Northrup Grumman Company, and Raytheon have opened markets to our Mentoring division.

Mentorworxx VoiceDoxx software has just been completed and is being tested at Boeing. VoiceDoxx allows workers to save up to 80% of the time required to fill in forms by allowing the worker to speak the information into the forms. We are establishing relationships with the major electronic forms providers to market VoiceDoxx. VoiceDoxx is unique in that it allows voice to be used on any web-based form without the need for a proprietary authoring system.


COMPETITION
-----------

The computer technology industry is highly competitive and fragmented, and we may face significant competition in each of its product markets. Our competitors differ depending on product type, geographic market, and application type. Several of our competitors are well established and have greater assets and financial resources than we, and have larger marketing and research and development budgets. Several of our competitors also have larger service organizations.

We believe that we can successfully compete in our chosen market niches due for several reasons. Our Port IT line will be first to market with a fully integrated telematics automotive solution at a lower price than existing, lower functionality offerings. We expect continued increasing sales for our VoiceTablet in its targeted niches as we promote its advantages over competing products. MediworxxER and Scribeworxx provide elegant solutions to massive efficiency problems in healthcare along with immediate cost savings. Our strategy of partnering with large, existing healthcare companies mitigates competition and spreads these solutions quickly. Mentorworxx has proven to be a valuable solution in several installations and there is no competing product available today.


WORLD WIDE WEB
--------------

We have a World Wide Web home page at http://www.intelliworxx.com. This web page contains basic information about us, our latest news, technology, products, application notes, links to partners, special programs, investor information and frequently asked questions, as well as how to contact us. Our web page is also listed with many of the most popular web search engines. We have identified many sales leads and beta testers through use of the web.


TRADEMARKS
----------

Our intellectual property attorneys are actively pursuing the registration for the following trademarks:

                    1  VoiceTablet
                    2  Mentorworxx
                    3  Mediworxx
                    4  Port IT
                    5  Scribeworxx
                    6  MediworxxER


PATENTS
-------

We do not currently have any patents protecting our intellectual property in our VoiceTablet, or any other product lines, and we do not foresee pursuing patents in the future.


GOVERNMENT APPROVALS
--------------------

None of the our products or services presently requires any government approval. We do not know of any existing or pending governmental regulations that would have an effect on our business.


SERVICE AND SUPPORT
-------------------

We demand that our resellers and OEM partners have complete service and support in place for their end users including telephone help desk centers and depot repair centers. We also have a range of personnel, from technical customer service representatives to program managers to design engineers, who support the resellers and OEM partners with customer service issues.


SEASONALITY
-----------

We do not experience seasonal up or down turns.

SOURCES AND AVAILABILITY OF RAW MATERIALS
-----------------------------------------

We rely on the availability of Microsoft operating systems and Intel microprocessors in order to manufacture its products. In addition, there are a number of other electronic components we include in our designs. These components are available from a wide range of vendors, none of which are deemed to be a critical single source supplier.


WORKFORCE
---------

We currently employ 43 individuals in the following functional areas: 12 employees in Engineering and Product Development, two employees in Information Systems and Technical Support, 11 employees in Sales and Marketing, nine employees in Administration and nine employees in Manufacturing and Materials. We do not have a collective bargaining agreement with our employees and we considers our relationship with our employees to be excellent.


Item 2. DESCRIPTION OF PROPERTY

Our principal office is located at 1819 Main Street, Sarasota, Florida 34236, where we leases approximately 20,000 square feet under a lease agreement that expires in September 2004.

We believe that our facility is adequate for our present operations and our anticipated operations during the next twelve months.


Item 3. LEGAL PROCEEDINGS

From time to time, we are a party to litigation, which arises, in the normal course of our business.

In May 2000 a Federal civil jury in a case pending in the U.S. District Court for the Middle District of Florida (Case Number 98-CIV-1392-T-23B) rendered a verdict against parties including us. The case involved interference with a certain prospective customer relationship of the plaintiff. Enforcement of the judgment, which to us totaled $12 million, was stayed pending a hearing to set aside or limit the judgment to an amount consistent with the legal principles governing the case. On July 18, 2000 the Federal court, as a result of post-trial motions, ordered a new trial with respect to the damages amount, and urged the parties to engage in settlement discussions.

On November 2, 2000, we entered into a settlement agreement to settle a Federal court judgment and avoid retrying the damage award. Under the terms of the agreement, we were required to pay $700,000 by December 15, 2000. By informal mutual consent, the date of closing and time of payment was extended until May 12, 2001. If the settlement closes, and there can be no assurance, we will make available for sale a maximum of 1,500,000 of its common shares on certain dates, with the proceeds from the sale of the shares payable to the plaintiff.

Certain officers/directors of Intelliworxx previously contributed 571,430 of their common shares of Intelliworxx as indemnification of the judgment. In accordance with the settlement agreement, and an escrow agreement, 570,000 of such shares will be placed in escrow. A sufficient number of such shares are to be released from escrow for sale on November 2, 2001 to provide proceeds up to a maximum of $2,275,000 payable to the plaintiff. We will also make available up to an additional 330,000 common shares, on such date in the event the proceeds from the sale of the 570,000 shares is less than $2,275,000. On November 2, 2002, any of the unsold 570,000 shares, or, if necessary, any of the unsold 330,000 common shares, plus additional common shares up to a maximum of 600,000, will be issued by us to the plaintiff. We will retain any unsold shares, and also have the option to pay the aforementioned amounts at any time.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of our security holders during the last quarter of 2000.

                                     PART II


Item 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS.

Our common stock is listed on the OTC Bulletin Board under the trading symbol "IWXX." The Company's common stock has been traded since December 1998. Currently, the following brokerage firms are making a market in the Company's common stock: Knight Securities, Inc., Hill Thompson Magid & Co, Inc., Herzog Heine Geduld, Inc., Fleet Securities, Schwab Capital Markets L. P., Spear Leeds & Kellogg Capital Markets and M. H. Meyerson & Co., Inc.

The following table sets forth for the period indicated, the range of high and low closing bid quotations per share. These quotations represent inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                    Price per Share
                                                    ---------------
Period Ended                                 High                       Low
------------                                 ----                       ---

1998
Fourth Quarter                              $ 5.75                    $ 2.00

1999

First Quarter                               $ 6.75                    $ 5.25
Second Quarter                              $ 7.25                    $ 6.13
Third Quarter                               $ 7.75                    $ 6.03
Fourth Quarter                              $12.63                    $ 6.00

2000

First Quarter                               $13.375                   $10.00
Second Quarter                              $11.75                    $ 6.50
Third Quarter                               $ 9.25                    $ 7.00
Fourth Quarter                              $ 8.25                    $ 0.69

We have in excess of 600 shareholders of record. We have not paid, nor do we anticipate paying dividends in the foreseeable future.


Item 6. Selected Financial Data

The following selected financial data for the years ending December 31, 2000 and 1999, are audited and have been derived form the Company's financial statements. This information should be read in conjunction with the financial statements and
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                       Year Ending               Year Ending
                                    December 31, 2000        December 31, 1999
                                    -----------------        -----------------
Statement of Operations Data

Total Revenue                          $ 5,006,714              $ 1,986,839
Operating Loss                         $(5,613,738)             $(3,723,392)
Net Loss                               $(8,414,386)             $(4,208,425)
Net Loss Per Share                     $     (0.51)             $     (0.28)

Balance Sheet Data                  December 31, 2000        December 31, 1999
------------------                  -----------------        -----------------

Current Assets                         $ 3,194,849              $ 1,662,759
Total Assets                           $ 4,468,389              $ 2,436,243
Current Liabilities                    $ 6,172,239              $ 6,146,266
Total Liabilities                      $ 7,189,100              $ 6,168,060


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Introduction
------------

This discussion summarizes the significant factors affecting our operating results, financial condition and liquidity/cash flow of during the twelve months ended December 31, 1999 and 2000. This item should be read in conjunction with the financial statements and notes hereto included.

Results of Operations
---------------------

Revenue for the year ended December 31, 2000 totaled $5,006,714 comparing favorably to revenue for the same period in 1999, which totaled $1,986,839. This 152% increase is primarily attributed to increased product shipments in 2000 over that of 1999. We began shipping production quantities of our products in the second-half of the year. VoiceTablet(TM) sales totaled $2.5 million in 2000, which was significantly higher than the $400,000 sold in 1999, while hardware and software development contracts totaled $1 million, which was down slightly from the $1.2 million produced in 1999.

Cost of revenue for 2000 was approximately $4.3 million or 86% of sales, which represents an increase over 1999 of approximately $2.5 million or 141%. However, gross profit in 2000 increased by 4% as a percentage of sales and 250% over 1999 as it increased approximately $203,000 to $711,000.

Selling, General and Administration ("SG&A") for 2000 totaled approximately $4.5 million. The increase of approximately $2.1 million or 89% is primarily due to the continuing growth from our start-up in 1998 to our current staffing level in

SG&A, of which employee related expenses in 2000 increased by approximately $720,000 over 1999. This included certain temporary staff additions necessary to complete products and bring them into production. Additionally, other major cost increases included the expansion of our office space during the last quarter of 1999, which increased our lease expense by approximately $220,000, and legal costs incurred primarily in defense of legal action made against us totaling approximately $365,000. SG&A for our newly formed subsidiaries Comworxx and Mediworxx totaled approximately $252,000 and $278,000 respectively.

Research and Development expense totaled approximately $1.6 million in 2000, which is an increase of approximately $175,000 or 15% over 1999, primarily related to increases in personnel expenses required to complete the VoiceTablet and our Mentorworxx software.

Depreciation and Amortization and Interest Expense for 2000 totaled approximately $438,000, which is a $212,000 or 33% decrease from 1999. This decrease is primarily related to our early 2000 payoff and conversion to equity of high interest, short-term credit facilities used to fund the operation in 1999.

Liquidity and Capital Resources
-------------------------------

We have financed our operations and capital expenditures primarily through cash flow from operations, short-term credit facilities and the sale of the our common stock. We have also used long-term, capitalized lease transactions to finance capital expenditures. In 1999, our primary source of cash was from financing activities. Proceeds from the issuance of promissory notes totaled approximately $4.6 million while proceeds from the sale of common stock totaled $750,000. In 2000, our sources of cash was split between cash from operations totaling approximately $4 million; proceeds from the sale of our common stock totaling approximately $3 million and approximately $2.3 million in short and long-term loans.

Our cash totaled approximately $461,000 and $782,000 on December 31, 1999 and December 31, 2000 respectively. Capital expenditures for 1999 totaled approximately $252,000, including expenditures financed with capitalized lease obligations totaling $87,000. Such capitalized leases were entered into to acquire substantially all of our office furniture. Capital expenditures for 2000 totaled approximately $1 million, including approximately $700,000 in software development for Mediworxx and approximately $300,000 in capital equipment.

In February 2000, we completed a private placement offering in which proceeds to the us totaled approximately $3 million from the sale of 863,558 shares of its common stock and 166,616 warrants to purchase our common stock.

Also in February, promissory note holders converted approximately $3,945,000 in short-term debt in exchange for 1,127,407 shares of common stock. Simultaneously, we repaid certain other promissory note holders resulting in a reduction of approximately $1,400,000 in short-term debt. As a result of the conversions and debt repayment we greatly reduced monthly interest payments.

Although there can be no assurance of continued debt and/or equity financing, we expect to be able to meet our debt obligations and to finance operations and capital expenditures through internally generated funds, future borrowing (including amounts expected to be available under revolving bank credit facilities, purchase order and accounts receivable financing and capital lease transactions) and capital stock transactions in additional private placements and/or a registered offering.

During the next twelve months, the Company does not expect to make any significant purchases of plant or equipment.

The Company anticipates its number of employees to increase from 45 to 60 during the next twelve months, primarily in sales and marketing to continue to commercialize our products and services.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None.

                                    PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information concerning each of OUR directors and executive officers:

Name                       Age        Position
----                       ---        --------

Oscar J. Williams          57         Chairman of the Board, President, Chief
                                      Executive Officer

Michael P. Jonas           38         Senior Vice President, Chief Operating
                                      Officer, Director

Christopher J. Floyd       38         Vice President Finance, Chief Financial
                                      Officer, Treasurer, Director

Donald H. Pound, Jr.       41         Vice President Product Development,
                                      Director

Ian N. Whitehead           40         Vice President Engineering

Todd G. Burnham            35         Vice President Operations

James L. Roach             47         Vice President Mentoring Systems

Donald R. Mastropietro     51         Assistant Vice President Finance,
                                      Corporate Secretary

Earl B. Fowler             74         Director

---------------------------

Oscar J. Williams - President, Chief Executive Officer and Chairman of the Board Mr. Williams was elected as a Director of Intelliworxx on March 21, 2000 and elected as President and Chief Executive Officer on July 27th, 2000. In 1999 Mr. Williams co-founded Intellysis Capital Advisors LLC, a venture fund management company dedicated to the development of high-tech start-up companies in the Telecommunications and Internet area. From 1998 to 1999 he co-founded and served as Vice President Finance and Chief Financial Officer of 2nd Century Communications, Inc., a new breed of Competitive Local Exchange Carrier using convergence of voice and data over a single protocol, where he raised $25 million in seed capital. From 1991 to 1998, Mr. Williams served as Vice President of Finance and Chief Financial Officer at Intermedia Communications, Inc. (NasdaqNM: ICIX) where he raised $750 million in debt and equity and was instrumental in guiding the company from a market value of several million to over two billion in four years.

Michael P. Jonas - Senior Vice President, Chief Operating Officer, Director
Mr. Jonas has served as Senior Vice President and Chief Operating Officer of Intelliworxx since October 16, 2000, having previously served as Executive Vice President since inception. He was elected as a director on April 3, 1998. From 1993 to 1998, Mr. Jonas generated over $25 million in new sales for Teltronics, Inc., an electronic manufacturing services corporation where he held the positions of Manager of Contract Manufacturing, Director of Contract Manufacturing and finally, as Vice President of Contract Manufacturing. From 1989 to 1993, Mr. Jonas worked for EMI/ECS, Inc., serving first as Director of Marketing and Sales and later as Vice President of Operations. Mr. Jonas graduated in 1984 with a Bachelor of Engineering from Stevens Institute of Technology. He received his Master of Business Administration in 1993 from Kensington University.

Christopher J. Floyd - Vice President Finance, Chief Financial Officer, Treasurer, Director
Mr. Floyd has served as Vice President Finance, Chief Financial Officer, Treasurer and Director of Intelliworxx since July 20, 1998. From 1996 to 1998 Mr. Floyd served as President of Floyd Media, Inc., a privately held consulting firm. From 1993 to 1996, Mr. Floyd served as partner, Executive Vice President and Chief Financial Officer for Micro flex International, Inc., a computer reseller and network services company in Lakeland, Florida where he was instrumental in leading the insolvent company from $800,000 to over $10 million in revenue and to profitability. From 1991 to 1993 Mr. Floyd worked as an auditor and management consultant for Ernst & Young in Berlin, Germany. From 1987 to 1989 he worked for E-Systems, Inc., as Antenna Design engineer. Mr. Floyd graduated in 1986 from the University of South Florida with a Bachelor of Science in Electrical Engineering degree. He received his Master of Business Administration degree in 1991 from The Wharton School in Philadelphia.

Donald H. Pound, Jr. - Vice President Product Development, Director
Mr. Pound has served as Vice President Product Development of Intelliworxx since October 16, 2000, previously serving as Vice President Engineering. Mr. Pound was elected as a Director on April 3, 1998. From 1996 through 1997 he served as Director of Electronics Engineering for Interactive Solutions, Inc., a developer and manufacturer of voice activated, wearable computer technology. From 1992 until 1996, Mr. Pound was employed in the contract electronic design industry working for ASIC Designs, Inc. in Naperville, IL, designing advanced mobile computers. From 1983 until 1992, he designed real-time computer generated imagery systems for McDonnell Douglas. Mr. Pound graduated in 1983 from Purdue University with a Bachelor of Science in Electrical Engineering.

Ian N. Whitehead - Vice President Engineering
Mr. Whitehead has served as Vice President Engineering of Intelliworxx since October 16, 2000, having previously served as Director of Platform Development since April 3, 1998. Mr. Whitehead was elected as a Director on April 3, 1998 and served until resigning on March 21, 2000. From 1996 through 1997 he worked as a Senior Design Engineer for Interactive Solutions, Inc., a developer and manufacturer of voice activated, wearable computer technology. From 1985 until 1996, Mr. Whitehead worked for Citadel Computer Corporation, a small, privately held company focused on computing for harsh environments. He joined as its first full-time employee and became the key technical individual with responsibility over hardware and software engineering. Mr. Whitehead graduated in 1982 from Cambridge University with a BA degree in Engineering. He received his MA in 1985.

Todd G. Burnham - Vice President Operations
Mr. Burnham has served as Vice President Operations of Intelliworxx since October 16, 2000, having previously served as Director of Materials and Manufacturing since March 14, 1998. From 1997 until joining Intelliworxx, Mr. Burnham served as Materials Manager for Baker Electronics. From 1995 until 1997, Mr. Burnham was employed by Teltronics, Inc., as Bids and Proposals Manager. From 1988 to 1995, Mr. Burnham was employed by BREL International Components, and departed as Operations Manager. From 1983 to 1987, Mr. Burnham served in the US Navy and was awarded the Navy's highest peacetime award, the Navy Achievement Medal, in 1985.

James L. Roach - Vice President Mentoring Systems
Mr. Roach has served as Vice President Mentoring Systems since January 1999. From 1991 to 1998 Mr. Roach was employed at General Motors Corporation as the Senior Project Engineer in the Service Research department developing and field-testing new technologies for improving the diagnostic abilities of dealership technicians. From 1988 to 1991 Mr. Roach worked as an advanced service readiness engineer for Saturn Corp. Mr. Roach graduated in 1981 from Midlands Technical College with a degree in Electronics Engineering Technology

Donald R. Mastropietro - Assistant Vice President Finance, Corporate Secretary Mr. Mastropietro has served as Assistant Vice President Finance of Intelliworxx since October 16, 2000 and previously served as Director Accounting and Administration since May 19, 1999. He has served as Corporate Secretary of Intelliworxx since his appointment on March 21, 2000. From 1996 until he joined Intelliworxx, Mr. Mastropietro worked as a Financial Consultant for several public and private companies. From 1993 to 1996 he served as Chief Financial Officer of EVRO Corporation. From 1972 to 1993, Mr. Mastropietro held several accounting positions at Teltronics, Inc, serving the last five years as Vice President of Finance, Chief Financial Officer, Secretary and Treasurer. Mr. Mastropietro graduated in 1970 from Ohio Northern University with a BA in Business Administration with an Accounting concentration.

Earl B. Fowler - Director
Mr. Fowler was elected as a Director of Intelliworxx on March 21, 2000. From July 1985 to present, Admiral Fowler has been President and owner of Fowler International Corporation, a consulting firm he founded with operations in the U.S. and Taiwan. From March 1980 to June 1985, Admiral Fowler served as Commander Naval Sea Systems Command and Chief Engineer of the Navy, responsible for a 110,000 person organization with an annual budget exceeding $20 billion dollars. From August 1976 to March 1980, he served as Commander Naval Electronic
Systems Command, responsible for design, development and procurement of communications, radar, surveillance and space systems. From October 1988 to May
2000 Admiral Fowler was a director and Chairman of the Audit Committee for Health Net Inc. (NYSE: HNT), a health maintenance organization, formerly known as Foundation Health Systems Corporation. From 1992 to 1998 he served as
Chairman of the Board for SPD Technologies, Inc., a circuit breaker and switchgear manufacturer.

We provide indemnification of our officers and directors from personal liability for their actions, conduct and recommendations taken or made in good faith in the exercise of their business judgment under the given circumstances, all in accordance with applicable sections of the statutes of the State of Florida.


Item 10. EXECUTIVE COMPENSATION

The Summary Compensation Table below details all plan and non-plan compensation awarded to, earned by, or paid to the persons serving as our chief executive officer for the periods indicated as 1998, 1999 and 2000.

-------------------- -------- ------------------------------ ------------------------------------ -----------
                                  Annual Compensation1             Long-Term Compensation
-------------------- -------- ------------------------------ ------------------------------------ -----------
                                                                      Awards            Payouts
-------------------- -------- ---------- -------- ---------- ------------------------- ---------- -----------
                                                    Other
       Name                                         Annual    Restricted   Underlying              All Other
        and                                         Compen-     Stock       Options/      LTIP      Compen-
     Principal                  Salary    Bonus     sation      Award(s)       SARs      Payouts    sation
     Position         Year       ($)       ($)                   ($)          (#)         ($)         ($)
        (a)            (b)       (c)       (d)       (e)         (f)          (g)         (h)         (i)
-------------------- -------- ---------- -------- ---------- ------------ ------------ ---------- -----------
Oscar J. Williams
President & CEO      2000             0     0         0           0            0           0          0

Kevin B. Rogers
President & CEO      2000       150,000     0         0           0            0           0          0
                     1999       124,615     0         0           0            0           0          0
                     1998        90,000     0         0           0            0           0          0

-------------------------

1    For Mr. Rogers, salary for 1998 is from February 1 through December 31, for
     1999 is from January 1 through December 31 and for 2000 is from January 1 through October 31, 2000. Mr. Williams took no salary or other compensation for 2000.

No executive officer, other than the chief executive officer, received compensation in excess of $100,000 for the year ended December 31, 2000.


1999 EQUITY INCENTIVE PLAN
--------------------------

On February 25, 1999, the Board of Directors of Intelliworxx adopted the
Intelliworxx, Inc. 1999 Equity Incentive Plan (the "Plan") that was subsequently approved by a majority of the shareholders on March 19, 1999. The Plan

                                       21



designated an Equity Incentive Committee (the "Committee") appointed by the Board of Directors and authorizes the Committee to grant or award to eligible participants of Intelliworxx and its subsidiaries and affiliates, until February
25, 2009, stock options, stock appreciation rights, restricted stock or deferred stock awards for up to 3,000,000 shares of our common stock.

As of March 30, 2001, there are 1,696,772 options to purchase shares of Common
Stock available to be granted under the 1999 Plan.

The following table sets forth as to each of our executive officer listed in the Summary Compensation Table above concerning certain options granted during the year ended December 31, 2000:

--------------------------- ----------------- -------------------- ------------------------ -----------------
                                                  % of Total
                                                 Options/SARs
                                Options/          Granted to
                                  SARs           Employees in         Exercise or Base         Expiration
           Name                 Granted           Fiscal Year          Price Per Share            Date
--------------------------- ----------------- -------------------- ------------------------ -----------------
Oscar J. Williams                 0/0                0%/0%                   $0                    -
--------------------------- ----------------- -------------------- ------------------------ -----------------
Kevin B. Rogers                   0/0                0%/0%                   $0                    -
--------------------------- ----------------- -------------------- ------------------------ -----------------

The following table sets forth as to each executive officer listed in the Summary Compensation Table above certain information concerning the exercise of options during the year ended December 31, 2000 and options outstanding as of such date:

--------------------------- ---------------- --------------------- ----------------------- ------------------
                                                                                               Value of
                                                                         Number of            Unexercised
                                                                        Unexercised          in-the-money
                                Shares                                    Options               Options
                               Acquired                                 Exercisable/         Exercisable/
           Name               On Exercise       Value Realized         Unexercisable         Unexercisable
--------------------------- ---------------- --------------------- ----------------------- ------------------
Oscar J. Williams                  0                  $0                    0/0                  $0/$0
--------------------------- ---------------- --------------------- ----------------------- ------------------
Kevin B. Rogers                    0                  $0                    0/0                  $0/$0
--------------------------- ---------------- --------------------- ----------------------- ------------------

All options granted are exercisable as follows: 50% on the first anniversary of the option grant date and 25% on each subsequent anniversary of the option grant date.

Options granted to employees under the Plan net of those exercised or cancelled total 1,471,005 at an average exercise price of $4.12 on December 31, 2000.
During 2000, 888,075 Options were issued to employees at an average exercise price of $2.43, Options totaling 79,958 were exercised using the Cashless Method as defined in the Plan resulting in the issuance of 38,160 shares of common stock. We recovered 322,505 unvested Option from former employees. Also during 2000, we issued 24,000 Options to consultants of Intelliworxx at average price of $6.06 per share.



Warrants to purchase common stock of Intelliworxx ("Warrants") totaling 382,341 were issued to lenders and investors during 2000. On February 12, 2000, we issued 1,127,047 shares of our common stock and warrants to purchase 65,725 shares of our common stock in satisfaction of notes payable and accrued interest totaling approximately $3,945,000.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 27, 2001, the number and percentage of shares of Common Stock of Intelliworxx, owned of record and beneficially, by each person known by us to own 5% or more of such stock, each director of Intelliworxx and by all executive officers and directors of the Company as a group.

  Title of       Name and Address                       Amount       Percent
  Class          of Owner                               Owned (1)   of Class (2)
 ---------       --------------------                   --------    -----------


Common           Oscar J. Williams, Chairman,
                 President, Chief Executive Officer,
                 Chairman of the Board
                 1819 Main St., Eleventh Floor
                 Sarasota, FL  34236 (3)                 292,462         1.94%

Common           Michael P. Jonas, Senior Vice
                 President, Chief Operating Officer,
                 Director
                 1819 Main St., Eleventh Floor
                 Sarasota, FL  34236 (4)               1,726,381        11.46%

Common           Christopher J. Floyd, Vice President
                 Finance, Chief Financial Officer,
                 Treasurer, Director
                 1819 Main St., Eleventh Floor
                 Sarasota, FL  34236 (5)               1,789,381        11.88%

Common           Donald H. Pound, Jr., Vice President
                 Engineering, Director
                 1819 Main St., Eleventh Floor
                 Sarasota, FL  34236                   1,734,381        11.52%

Common           Ian N. Whitehead, Vice President
                 Engineering
                 1819 Main St., Eleventh Floor
                 Sarasota, FL  34236 (6)               1,463,667         9.72%


Common           Earl B. Fowler
                 2311 Crystal Drive, Suite 500
                 Arlington, VA  22202                          0

All Officers and Directors as a group (9 persons)      7,389,315        49.06%

-----------------------

(1) Information with respect to beneficial ownership is based upon information furnished by each stockholder or contained in filings made with the Securities and Exchange Commission. Unless otherwise indicated, beneficial ownership includes both sole investment and voting power.

(2)  Based upon 15,060,906 shares of Common Stock outstanding as of March 27,
     2001.

(3) The number of shares owned by Mr. Williams beneficially owned by virtue of his partnership interest in Intellysis Capital Partners, LLC.

(4) Mr. Jonas has a beneficial ownership in 937,500 shares of common stock of Intelliworxx, which are owned by his wife. The number of shares owned by Michael P. Jonas is net of 8,000 shares of common stock of Intelliworxx transferred to family members of which he has no control.

(5) Mr. Floyd is Co-Trustee of the Floyd Family Trust that owns 55,000 shares of common stock of Intelliworxx.

(6) The number of shares owned by Mr. Whitehead are net of 360,000 shares of common stock of Intelliworxx transferred by Mr. Whitehead to irrevocable Trusts in which he has no beneficial interests.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Christopher J. Floyd is Co-Trustee of the Floyd Family Trust that owns 55,000 shares of common stock of Intelliworxx.


Item 13. EXHIBITS AND REPORTS ON FORM 8K

     (a) Exhibits - See Exhibit Index immediately before Exhibits

     (b) Reports on Form 8K - None

                                INDEX TO EXHIBITS


Exhibit                    Description of Document
-------                    -----------------------
2.0 Agreement and Plan of Reorganization by and among Outdoor Resorts, Inc., Intelliworxx, Inc., and Kevin B. Rogers, Michael
               P. Jonas, Donald H. Pound, Jr., Vincent D. Reynolds, Ian N. Whitehead, and Christopher J. Floyd, the Shareholders of Intelliworxx, Inc., dated November 23, 1998.(a)

3.1 Articles of Incorporation for Outdoor Resorts, Inc. (now known as Intelliworxx, Inc. filed July
               1, 1995.(a)

3.2 Articles of Merger of Intelliworxx, Inc. with and into Outdoor Resorts, Inc. and Articles of Amendment to Articles of Incorporation of Intelliworxx, Inc., f/k/a Outdoor Resorts, Inc., filed December 1, 1998.(a)

3.3            Bylaws.(a)

3.4            Form of Stock Certificate.(a)

10.1           Intelliworxx, Inc. 1999 Equity Incentive Plan.(a)

10.2           Founder's Agreement dated February 1, 2000.

10.3 Founder's Equalization Agreement dated February 1, 2000 and Letter dated May 22, 2000 amending Founder's Equalization Agreement.

10.4           Form of Registration Rights Agreement, January 2000.

10.5           Form of Warrant Agreement, January 2000.

10.6           10% Interest Bearing Convertible Promissory Note due June 1,
               2002.

10.7           Subscription letter dated July 31, 2000 for shares of Comworxx,
               Inc.

10.8 Pledge Agreement between Intelliworxx, Inc. and ComRoad AG dated July 31, 2000.

10.9 Settlement Agreement dated October 26, 2000 among Teltronics, Inc., Interactive Solutions, Inc., Kevin B. Rogers, Michael P. Jonas, Intelliworxx, Inc. and Wavelogic, Inc.

10.10 Amended and Restated Shareholders' Agreement between Intelliworxx, Inc. and ComRoad AG dated January 16, 2001.

10.11 Warrant to purchase up to 1,000,000 shares of Comworxx, Inc. for $1.00 per share in the name of Intelliworxx, Inc.

10.12          10% Subordinated Convertible Note dated March 28, 2001.

21             Subsidiaries of Registrant

27             Financial Data Schedule

-----------------------
(a) Filed as an exhibit to Report on Form 10-SB dated November 15, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTELLIWORXX, INC.


Date:    March 30, 2001                     By:  /s/  Oscar J. Williams
       --------------------                    --------------------------------
                                                      Oscar J. Williams,
                                                      Chairman of the Board,
                                                      Chief Executive Officer
                                                      and President


Date:    March 30, 2001                     By:  /s/  Christopher J. Floyd
       --------------------                    --------------------------------
                                                      Christopher J. Floyd,
                                                      Director, Chief Financial
                                                      Officer, Vice President
                                                      Finance and Treasurer


Date:    March 30, 2001                     By:  /s/  Donald R. Mastropietro
       --------------------                    --------------------------------
                                                      Donald R. Mastropietro,
                                                      Assistant Vice President
                                                      Finance, Chief Accounting
                                                      Officer and Corporate
                                                      Secretary

Date:    March 30, 2001                     By:  /s/  Michael P. Jonas
       --------------------                    --------------------------------
                                                      Michael P. Jonas, Director
                                                      and Senior Vice President


Date:    March 30, 2001                     By:  /s/  Donald H. Pound, Jr.
       --------------------                    --------------------------------
                                                      Donald H. Pound, Jr.,
                                                      Director and Vice
                                                      President Product


Date:    March 30, 2001                     By:  /s/  Earl B. Fowler
       --------------------                    --------------------------------
                                                      Earl B. Fowler, Director

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

Intelliworxx, Inc.
Sarasota, Florida

     We have audited the accompanying balance sheets of Intelliworxx, Inc. ("Company"), as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelliworxx, Inc., as of December 31, 2000 and 1999, and the results of its operations and its cash flows, for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company had a working capital deficit at December 31, 2000 and 1999, and has not achieved profitable operations. Accordingly, the Company is dependent upon the attainment of profitable operations, loans, and equity financing to conduct its operations, which situation raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                               /s/ Alessandri & Alessandri, P.A.

March 30, 2001

--------------------------------------------------------------------------------
                            Accountants & Consultants
             5121 Ehrlich Road o Suite 107-B o Tampa, Florida 33624
                       (813) 969-1995 o Fax (813) 960-2740
Member: American Institute of Certified Public Accountants/Division of CPA Firms
           o Member: Florida Institute of Certified Public Accountants



                                          INTELLIWORXX, INC.
                                           and Subsidiaries
                                     CONSOLIDATED BALANCE SHEETS
                                      DECEMBER 31, 2000 and 1999
===========================================================================================================

                                           ASSETS
                                                                                        December 31,
                                                                               ============================
                                                                                    2000           1999
                                                                               ============    ============
CURRENT ASSETS
  Cash                                                                         $    782,334    $    461,288
  Accounts receivable-trade                                                       1,182,012         144,151
  Inventory (at acquisition cost-not in excess of market)                         1,214,517       1,048,551
  Other receivables and prepaid expenses                                             15,986           8,769
                                                                               ------------    ------------
Total Current Assets                                                              3,194,849       1,662,759
                                                                               ------------    ------------

EQUIPMENT AND FURNITURE
  Equipment and furniture, at cost  (net of depreciation of $406,269 and
     $199,560 respectively)                                                         477,473         371,035
                                                                               ------------    ------------

OTHER ASSETS
  Deferred costs of computer software under development                             681,372
  Software license , at cost  (net of amortization of $35,163 and
     $22,000 respectively)                                                           36,267          33,000
  Employee notes receivable and other                                                78,428         369,449
                                                                               ------------    ------------

                            Total Other Assets                                      796,067         402,449
                                                                               ------------    ------------

                                  TOTAL                                        $  4,468,389    $  2,436,243
                                                                               ============    ============


                   LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes and capitalized leases payable                                         $  1,246,442    $  4,188,113
  Accounts payable and accrued liabilities                                        3,895,898       1,550,067
  Other                                                                             329,899         408,086
  Accrued litigation (net of restricted donated capital of $2,000,000)              700,000
                                                                               ------------    ------------
                        Total Current Liabilities                                 6,172,239       6,146,266
                                                                               ------------    ------------

LONG-TERM LIABILITIES:
  Notes and capitalized leases payable (less current portion of $30,930  and
     $27,741 respectively                                                         1,016,861          21,794
                                                                               ------------    ------------

                                                    Total Liabilities             7,189,100       6,168,060
                                                                               ------------    ------------

MINORITY INTEREST                                                                   395,118
                                                                               ------------    ------------

STOCKHOLDERS' EQUITY
   Preferred stock - no par value; 25,000,000 shares authorized; none issued
   Common stock - no par value; 100,000,000 shares authorized; shares
      issued and outstanding  16,060,906 and 15,199,166 respectively              8,960,222       1,929,848
   Donated capital (restricted)                                                   2,000,000
   Retained earnings (deficit)                                                  (14,076,051)     (5,661,665)
                                                                               ------------    ------------
                        Total Stockholders' Equity                               (3,115,829)     (3,731,817)
                                                                               ------------    ------------

                                  TOTAL                                        $  4,468,389    $  2,436,243
                                                                               ============    ============


                               See Notes to Consolidated Financial Statements


                                                     F-3

                               INTELLIWORXX, INC.
                                and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
================================================================================

                                                          December 31,
                                                 ==============================
                                                     2000              1999
                                                 ============      ============


REVENUES                                         $  5,006,714      $  1,986,839

COST OF REVENUES                                    4,295,705         1,783,747
                                                 ------------      ------------

GROSS PROFIT                                          711,009           203,092
                                                 ------------      ------------

OPERATING EXPENSES:
  General and administrative                        2,351,747         1,436,654
  Sales and marketing                               2,136,979           933,747
  Research and development                          1,616,149         1,401,323
  Depreciation and amortization                       219,872           154,760
                                                 ------------      ------------
            Total Operating Expenses                6,324,747         3,926,484
                                                 ------------      ------------

LOSS BEFORE OTHER ITEMS                            (5,613,738)       (3,723,392)

OTHER INCOME & EXPENSE
  Interest and miscellaneous income                    11,849            10,572
  Interest expense                                   (217,380)         (495,605)
  Minority interest                                   104,883
  Litigation expense                               (2,700,000)
                                                 ------------      ------------


NET LOSS                                         $ (8,414,386)     $ (4,208,425)
                                                 ============      ============



Loss per share                                   $      (0.51)     $      (0.28)

Weighted average number of shares                  16,600,310        15,104,791


                 See Notes to Consolidated Financial Statements


                                          INTELLIWORXX, INC.
                                           and Subsidiaries
                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
=====================================================================================================

                                                                                          Retained
                                                               Common Stock               Earnings
                                                           Shares            $            (Deficit)
                                                        ------------    ------------    ------------

    Balance, December 31, 1998                            14,066,666         914,848      (1,453,240)

Issuance of shares for notes payable                         132,500         265,000
Sale of common stock                                       1,000,000         750,000
Net Income (Loss)                                                                         (4,208,425)
                                                        ------------    ------------    ------------

    Balance, December 31, 1999                            15,199,166       1,929,848      (5,661,665)

Issuance of shares for notes payable                       1,127,047       3,944,734
Sale of common stock                                         863,558       2,982,574
Shares issued for services rendered (restricted)              31,286         133,519
Exercise of option by individuals                             39,849         119,547
Donated capital (restricted)                                               2,000,000
Repurchase of common stock from founder                   (1,200,000)       (150,000)
Net Income (Loss)                                                                         (8,414,386)
                                                        ------------    ------------    ------------

    Balance, December 31, 2000                            16,060,906    $ 10,960,222    $(14,076,051)
                                                        ============    ============    ============


                            See Notes to Consolidated Financial Statements

                                                 F-5



                               INTELLIWORXX, INC.
                                and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDING DECEMBER 31, 2000 AND 1999
======================================================================================

                                                               Twelve Months Ended
                                                            ==========================
                                                            December 31,   December 31,
                                                                2000           1999
                                                            ===========    ===========

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net Loss From Operations:                                   $(8,414,386)   $(4,208,425)
Add: Non-Cash Items
     Depreciation, amortization and allowance                   401,872        154,760
     Litigation expense                                       2,700,000
     Services rendered and exercise of options                  248,000        (10,308)
     Minority Interest                                         (104,883)
Changes in Assets and Liabilities:
     Accounts receivable                                     (1,037,862)        94,695
     Inventory                                                 (347,967)      (838,423)
     Prepaid expenses and other assets                          183,283       (215,595)
     Accounts payable & other accrued expenses                2,740,927      1,077,596
                                                            -----------    -----------

Net Cash To Operating Activities                             (3,631,016)    (3,945,700)
                                                            -----------    -----------


CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Acquisition of equipment, furniture and software licenses      (992,732)      (251,939)
Proceeds from payment of notes receivable                       109,700
Notes receivable                                                 12,023       (114,464)
                                                            -----------    -----------

Net Cash To Investing Activities                               (871,009)      (366,403)
                                                            -----------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from borrowings                                      2,271,000      4,563,748
Repayment of borrowings                                        (785,570)      (616,883)
Proceeds from sale of common stock                            2,987,641        750,000
Repurchase of commons shares from founder                      (150,000)
Proceeds from sale of minority interest of subsidiary           500,000
                                                            -----------    -----------

Net Cash From Financing Activities                            4,823,071      4,696,865
                                                            -----------    -----------

Increase (decrease) in Cash                                     321,046        384,762
Cash Balance, Beginning                                         461,288         76,526
                                                            -----------    -----------

Cash Balance, Ending                                        $   782,334    $   461,288
                                                            ===========    ===========

Supplemental Disclosures of Cash Flow Information:
     Interest Expense                                       $   217,380    $   142,571


                     See Notes to Consolidated Financial Statements

                                          F-6

                               INTELLIWORXX, INC.
                                and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
--------------------------------------------------------------------------------

1.   HISTORY AND OPERATIONS:
----------------------------

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

     In 2000, the Company formed Comworxx, Inc. (66.67% owned at December 31,
2000), Mediworxx, Inc. (97.81% owned at December 31, 2000), and Mentorworxx, Inc. (wholly owned at December 31, 2000).


2.   BASIS OF ACCOUNTING:
-------------------------

     The consolidated financial statements of the Company have been prepared in United States dollars in accordance with accounting principles generally accepted in the United States. Such consolidated financial statements include the accounts of the Company and all subsidiaries that are wholly owned and controlled. All significant inter-company transactions and accounts have been eliminated in consolidation. Certain reclassifications have been made to conform prior year data to the current year presentations.

     The financial statements of the Company as of December 31, 2000 and 1999 and for the year and period then ended have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2000 the Company's current assets totaled $3,194,849 and current liabilities aggregated $6,172,239, for a working capital deficit of $2,977,390. For the period from inception (February 12, 1998) to December 31, 2000, the Company has incurred, on a consolidated basis, losses totaling $14,076,051, which has significantly impacted the liquidity and capital resources of the Company, and raises substantial doubt about the ability of the Company to continue as a going concern. No adjustments have been recorded in the financial statements of the Company to reflect the uncertainty of the going concern and the related realization of assets and satisfaction of liabilities.

     Since inception (February 12, 1998) to December 31, 2000, the Company has met its cash needs primarily from short-term borrowings from individuals; private placements of 1,863,558 of its common shares for $3,732,574; conversion of short term debt of $4,209,734 into 1,259,547 common shares; and, from revenues of $5,006,714 in 2000; $1,986,839 in 1999; and, $1,096,448 in 1998.
Management expects to achieve its future cash needs from a combination of sales of its equity securities and borrowings, pending attainment of profitable operations.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
------------------------------------------------

     CASH AND CASH EQUIVALENTS: Cash and cash equivalents are comprised of cash and highly liquid investments with a maturity of three months or less when purchased. The Company had no cash equivalents as of December 31, 2000 and 1999.

     INVENTORY: Inventories are stated at the lower of acquisition cost, not in excess of market, and are primarily based on first-in, first-out. Manufacturing costs are allocated to current production cost, while general and administrative, and research and development expenses are charged to operating expenses as incurred.

     EQUIPMENT AND FURNITURE: Equipment and furniture are stated at their acquisition cost. The cost of replacements, renewals, and betterments, that neither add materially to the value of the equipment and furniture, nor appreciable prolong their lives are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives, which generally ranges from two to five years.

     INTANGIBLE ASSETS: Intangible assets, such as software licenses, are carried at cost, and are amortized using the straight-line method over the life of the license, or the cost is amortized to the cost of units produced if the license amount represents a prepaid royalty based upon usage. Costs incurred to develop specific computer software are deferred until substantial completion, and subsequently such costs are amortized ratably over the estimated useful life.

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

     REVENUE RECOGNITION: The Company derives its revenues from sales of products and from computer software development and hardware engineering design services. Revenues are recognized upon the delivery of the products and services. The Company also derives revenues under contracts that include both engineering design and development, development of computer program applications and related hardware, and/or manufacture of a product. Percentage of completion accounting has been adopted by the Company to recognize revenues from those contracts that extend beyond interim and annual reporting periods.

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


4.   NOTES PAYABLE:
-------------------

     As of December 31, 2000, long-term liabilities included a convertible promissory note having a face amount of $1,000,000 due on June 1, 2002, and bearing interest at the rate of 10% per annum, payable quarterly annually. The lender has the option to convert the promissory note into 1.6350% of common shares of the Company within 30 days from the closing of any equity financing totaling a minimum of $2,000,000. The remainder of $16,861 of the long-term liabilities at December 31, 2000 represent capitalized lease payables discussed below. Notes payable classified as current liabilities include $404,512 due to certain officers and a former employee; $711,000 due to lenders and having per annum interest rates ranging from 8% to 10.5%; and the current portion of capitalized lease payables.

     At December 31, 1999, the Company had an aggregate unpaid principal balance of $4,209,907 of notes payable, of which $4,160,372 represented borrowings primarily from individuals, some of which were convertible into common stock of the Company, and $49,535 was from capitalized lease payables. Except for the capitalized lease payables, none of the notes payable had collateral, bear interest at rates ranging from 10% to 52% per annum, and are due on demand. In January 2000, the Company borrowed an additional $710,000 from individuals. In March 2000 the Company reduced its total notes payable by approximately $5,345,000 by converting $3,944,734 of its notes payable and accrued interest into equity (1,127,047 of common shares of the Company), and by cash payments of approximately $1,400,000.

     The capitalized lease payables bear interest at rates ranging from 10% to 21% per annum and are due in monthly amounts of principal and interest of $3,338 through October 2002. Assets having a total cost of $108,665 were capitalized with respect to the capitalized leases


5.   INCOME TAXES:
-----------------
     The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income as a result of the following differences at December 31, 2000.

        -------------------------------------------------- -----------------
        Income tax provision (benefit) at 34%                  $(2,861,000)
        -------------------------------------------------- -----------------
        Increase in rates resulting from state taxes              (305,000)
        -------------------------------------------------- -----------------
        Valuation allowance                                      3,166,000
        -------------------------------------------------- -----------------
        Effective tax rates                                           None
        -------------------------------------------------- -----------------


     The Company will need to realize significant profits to utilize the net operating losses, all of which may not be available due to the change in control and issuance of additional stock. Because of these uncertainties, a valuation allowance was established in the same amounts as the deferred tax assets because the benefit is more likely than not to be lost. Net operating losses of the Company total approximately $14,076,000 at December 31, 2000 and expire in 2019 ($8,414,000), 2018 ($1,454,000), and 2019 ($4,208,000).

6.   COMMON AND PREFERRED STOCK:
--------------------------------

     PREFERRED STOCK: The Company is authorized to issue 25,000,000 shares of no par value preferred stock. At December 31, 1999, no preferred stock had been issued.

     COMMON STOCK: The Company is authorized to issue 100,000,000 shares of common stock. Dividends are available when declared by the Company. At December 31, 2000, there were 16,060,906 of the common shares outstanding.


7.   COMMON STOCK OFFERINGS:
----------------------------

     During the first quarter of 1999, the Company issued 1,000,000 shares of common stock at $.75 per share for a total of $750,000. In January and February 2000 the Company issued 863,588 common shares and 144,116 warrants for $3,022,500, before expenses.


8.   CASH:
----------

     By virtue of an agreement with a certain contract manufacturer of the Company in the last quarter of 2000, cash receipts from certain customers are restricted and released simultaneously by stipulated percentages to the contract manufacturer and the Company.


9.   COMMITMENTS AND CONTINGENCIES:
-----------------------------------

     The Company leases its facilities under a lease that requires monthly rental payments of $33,060 per month and expires in September 2004. Rental expense for 2000 and 1999 was $420,000 and $201,000, respectively.

     The Company has pledged as collateral, directly or indirectly, substantially all of its non-cash assets to its accounts payable and accrued liabilities.

     During the ordinary course of business, the Company is subject to pending claims and legal actions. In the opinion of management, the ultimate resolution of these types of claims and/or legal proceedings, if any, will not have a material adverse effect on the operations and financial position of the Company.

     In 2000, the Company and certain of its officers and directors were defendants in related legal actions. On May 12, 2000 a Federal Court issued a judgment following a jury verdict in a legal action against two officers/directors of the Company, and the Company, brought by the former employer of the officers/directors. The plaintiff in the legal action claimed damage resulted from breach of employment contracts and breach of fiduciary duty as to the officers/directors and interference in a business relationship with respect to the officers/directors and the Company. The officers/directors had previously entered into common share indemnification agreements with the Company.

     The judgment awarded damages against the defendants, including up to $12 million against the Company. The amounts determined by the jury were significantly in excess of the amount of damages claimed by the plaintiff. Because of the excessive amounts, certain alleged trial errors that may have prejudiced the jury, and other errors, attorneys for the Company filed post-trial motions to, amongst other requests, vacate the judgment. On July 18, 2000, the Federal Court vacated the judgement(s), and ordered a new trial with respect to the damage amount, which trial was scheduled for October 2000, and urged the parties to enter into settlement negotiations. The attorneys for the Company believed that, regardless of the motions and new trial regarding the damage amount(s), as a matter of law the maximum amount of damages the Company could be responsible for that are legally supportable could not exceed $2,000,000.

     Previously, the two officers/directors had entered into an indemnification agreement with the Company to mitigate any effect that the legal action could have upon the Company. Accordingly, the officers/directors surrendered to the Company, as restricted contributed capital, 571,430 common shares of the Company. In the event the Company has to issue more shares than the number contributed to liquidate any amounts assessed against the Company, the officers/directors will contribute additional shares up to their respective holdings. The officers/directors and the Company have also agreed to place decisions concerning the liquidation of shares in satisfaction of or to raise capital to pay such liabilities in a committee consisting solely of the outside members of the board of directors.

     On November 2, 2000, the Company entered into a settlement agreement amongst the parties to resolve the aforementioned legal action(s). Under the terms of the agreement, the Company will pay $700,000 on or before December 15, 2000, (by informal mutual consent, the date of closing and time of payment was extended until May 12, 2001) and will make available for sale a maximum of 1,500,000 of its common shares on certain dates, with the proceeds from the sale of the shares payable to the plaintiff.

     As discussed herein, certain officers/directors of the Company previously contributed 571,430 of their common shares of the Company as indemnification of the judgment. In accordance with the settlement agreement, and an escrow agreement, 570,000 of such shares will be placed in escrow. A sufficient number of such shares are to be released from escrow for sale on November 2, 2001 to provide proceeds up to a maximum of $2,275,000 payable to the plaintiff. The Company will also make available an additional 330,000 common shares, or portions thereof, on such date in the event the proceeds from the sale of the 570,000 shares is less than $2,275,000. On November 2, 2002, any of the unsold 570,000 shares, or, if necessary, any of the unsold 330,000 common shares, plus additional common shares up to a maximum of 600,000, will be made available by the Company to realize proceeds of $2,275,000 payable to the plaintiff. The Company will retain any unsold shares, and also has the option to pay the aforementioned amounts at any time. As security for the settlement agreement, the two officer/director (one of whom has since left the Company), have agreed to pledge 525,000 of their personally owned shares of the Company.

     In consideration of the foregoing, the Company has recognized an expense of $2,700,000 in 2000. For financial reporting purposes, the 571,430 contributed shares have been valued at $3.50 per share (approximately $2,000,000) as of the date contributed. The discounted per share value reflects the restricted nature of the shares, the daily trading volume of the Company's shares, and the value per share reflected in the most recent private placement offering and conversion of debt into common shares. Because proceeds from the contributed shares are restricted to liquidation of any liability to the Company from the legal action, the value ascribed to the contributed shares has been offset against the liability.


10.  INVENTORIES:
-----------------

     Inventories were comprised as follows:

        ----------------------------------- ------------------ -----------------
                                                  2000               1999
        ----------------------------------- ------------------ -----------------
        Raw material                            $1,055,898          $549,148
        ----------------------------------- ------------------ -----------------
        Work in process                            126,029           279,130
        ----------------------------------- ------------------ -----------------
        Finished product                            32,590           220,273
        ----------------------------------- ------------------ -----------------
                                Total           $1,214,517        $1,048,511
        ----------------------------------- ------------------ -----------------

     At December 31, 2000, the above raw material amount was net of an allowance of $182,000 for slow-moving and/or obsolete items.


11.  REVENUES:
--------------

     For 2000, total revenues of $5,006,000 included approximately $3,998,000 from product sales, and $1,008,000 from development and technical fees. In addition, approximately $2,635,000 (53%) of the total revenues in 2000 was from one customer who was acquired by another company during the first quarter of 2001, and accordingly sales to such company could be impacted in the future.

     During the year ended December 31, 1999, the Company recorded total revenues of $1,986,839, which consisted of $755,318 from product sales and $1,231,521 from engineering and development project revenues.


12.  SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
------------------------------------------------------

     In 1999 the Company issued 132,500 common shares to pay notes payable of $265,000, and in 2000, issued 1,127,047 shares for notes payable and accrued interest of $3,944,734.

13.  COMMON SHARE STOCK OPTIONS:
--------------------------------

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

     During 2000 additional options totaling 884,125 were granted at a weighted average price of $2.67 per share. Options for 39,849 common shares were exercised during 2000. In addition, at December 31, 2000, the Company had 442,341 warrants outstanding to purchase 442,341 common shares at prices ranging from $3.00 to $7.50 per share.


14.  DILUTED EARNINGS PER SHARE:
--------------------------------

     Diluted earnings (loss) per share is not presented because the outstanding options to purchase common shares under the Company's incentive and non-incentive plans would cause an anti-dilutive affect upon the diluted earnings (loss) per share for 1999.


15.  EMPLOYEE NOTES RECEIVABLE & OTHER:
---------------------------------------

     Employee notes receivable and other were comprised as follows:

     ------------------------------------------ ------------- -------------
                                                     2000         1999
     ------------------------------------------ ------------- -------------
     Notes receivable and accrued interest
     from employees                                $13,943      $114,464
     ------------------------------------------ ------------- -------------
     Computer software license deposit                           150,000
     ------------------------------------------ ------------- -------------
     Other (deposits, etc.)                         64,485       104,985
     ------------------------------------------ ------------- -------------
                             Total                 $78,428      $369,449
     ------------------------------------------ ------------- -------------

16.  SUBSEQUENT EVENTS-COMWORXX, INC.:
--------------------------------------

     In January 2001, ComRoad AG ("ComRoad"), in a private transaction, acquired 2,163,266 shares of common stock of Comworxx, Inc., a subsidiary of the Company ("Comworxx") in exchange for $2,163,266 in cash. This purchase brings ComRoad's ownership to 4,163,266 shares of common stock of Comworxx or 51% of the outstanding shares of capital stock of Comworxx. Concurrent with this transaction, Intelliworxx was issued a warrant to purchase 1,000,000 shares of the common stock of Comworxx at $1.00 per share. Said warrant expires on December 31, 2001.

     At December 31, 2000, Comworxx had total assets of approximately $1,342,000 and total liabilities of approximately $156,000. Comworxx had no revenue during 2000, while it incurred losses of approximately $315,000.