Form 10QSB
period 2001-03-31
INTELLIWORXX INC
filed 2001-05-21
CIK 1076739

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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


State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of May 21, 2001, 15,060,906 shares of common stock, no par value (the registrant's only class of voting stock) were outstanding.

                          PART I-FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS




Independent Auditors' Report                                                   3

Consolidated Balance Sheet                                                     4

Consolidated Statements of Operations                                          5

Consolidated Statement of Stockholders' Equity (Deficit)                       6

Consolidated Statements of Cash Flows                                          7

Notes to the Consolidated Financial Statements                                 8

ALESSANDRI & ALESSANDRI, P.A.
Certified Public Accountants
--------------------------------------------------------------------------------

                          Independent Auditors' Report


Intelliworxx, Inc.
Sarasota, Florida


     We have reviewed the accompanying consolidated balance sheets of Intelliworxx, Inc. ("Company") as of March 31, 2001 and 2000 and the related condensed consolidated statements of operations, stockholders' equity, and cash flows for the three month periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Intelliworxx, Inc.

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



                                             /s/ Alessandri & Alessandri, P.A.
                                             ---------------------------------
                                             Alessandri & Alessandri, P.A.


May 21, 2001


--------------------------------------------------------------------------------
                            Accountants & Consultants
             5121 Ehrlich Road * Suite 107-B * Tampa, Florida 33624
                       (813) 969-1995 * Fax (813) 960-2740
Member: American Institute of Certified Public Accountants/Division of CPA Firms
           * Member: Florida Institute of Certified Public Accountants


                                          INTELLIWORXX, INC.
                                           and Subsidiaries
                                     CONSOLIDATED BALANCE SHEETS
                                       MARCH 31, 2001 AND 2000


                                                ASSETS
                                                                                         March 31,
                                                                               ----------------------------
                                                                                   2001            2000
                                                                               ------------    ------------
CURRENT ASSETS
  Cash (certain amounts restricted to subsidiary operations)                   $  2,485,448    $    471,113
  Accounts receivable-trade                                                       1,143,700         317,318
  Inventory (at acquisition cost-not in excess of market)                         1,303,338       1,473,689
  Other receivables and prepaid expenses                                             21,545         352,330
                                                                               ------------    ------------
                            Total Current Assets                                  4,954,031       2,614,450
                                                                               ------------    ------------

EQUIPMENT AND FURNITURE
  Equipment and furniture, at cost  (net of depreciation of $459,662 and
     $242,893 respectively)                                                         441,387         422,865
                                                                               ------------    ------------

OTHER ASSETS
  Deferred costs of computer software under development                             741,371
  Software license, at cost  (net of amortization of $38,735 and
     $24,909 respectively)                                                           32,695         189,621
  Employee notes receivable and other                                                78,685         122,502
                                                                               ------------    ------------
                             Total Other Assets                                     852,751         312,123
                                                                               ------------    ------------

                                   TOTAL                                       $  6,248,169    $  3,349,438
                                                                               ============    ============


                          LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes and capitalized leases payable                                         $  1,617,402    $     28,409
  Accounts payable and accrued liabilities                                        4,204,439       1,061,575
  Other                                                                             148,121         273,570
  Accrued litigation (net of restricted donated capital of $2,000,000)              700,000               1
                                                                               ------------    ------------
                         Total Current Liabilities                                6,669,962       1,363,555
                                                                               ------------    ------------

LONG-TERM LIABILITIES:
  Notes and capitalized leases payable (less current portion of $30,930  and
     $28,409 respectively                                                         1,014,382          14,433
                                                                               ------------    ------------

                                                    Total Liabilities             7,684,344       1,377,988
                                                                               ------------    ------------

MINORITY INTEREST                                                                 2,354,194
                                                                               ------------    ------------

STOCKHOLDERS' EQUITY
   Preferred stock - no par value; 25,000,000 shares authorized; none issued
   Common stock - no par value; 100,000,000 shares authorized; shares
      issued and outstanding  15,060,906 and 17,189,771 respectively              8,899,222       8,857,156
   Donated capital (restricted)                                                   2,000,000       2,000,000
   Retained earnings (deficit)                                                  (14,689,591)     (8,885,706)
                                                                               ------------    ------------
                         Total Stockholders' Equity                              (3,790,369)      1,971,450
                                                                               ------------    ------------

                                   TOTAL                                       $  6,248,169    $  3,349,438
                                                                               ============    ============


                              See Notes to Consolidated Financial Statements.


                               INTELLIWORXX, INC.
                                and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                            March 31,
                                                 ------------------------------
                                                     2001              2000
                                                 ------------      ------------

REVENUES                                         $  1,639,884      $    539,512

COST OF REVENUES                                    1,113,504           401,450
                                                 ------------      ------------

GROSS PROFIT                                          526,380           138,062
                                                 ------------      ------------

OPERATING EXPENSES:
  General and administrative                          445,427           510,710
  Sales and marketing                                 453,387           350,289
  Research and development                            320,627           360,394
  Depreciation and amortization                        56,964            46,242
                                                 ------------      ------------
            Total Operating Expenses                1,276,405         1,267,635
                                                 ------------      ------------

LOSS BEFORE OTHER ITEMS                              (750,025)       (1,129,573)

OTHER INCOME & EXPENSE
  Interest and miscellaneous income                     6,741            11,720
  Interest expense                                    (74,447)         (106,188)
  Minority interest                                   204,191
  Litigation expense                                                 (2,000,000)
                                                 ------------      ------------


NET LOSS                                         $   (613,540)     $ (3,224,041)
                                                 ============      ============



Loss per share                                   $      (0.04)     $      (0.20)

Weighted average number of shares                  15,494,239        16,158,780



                 See Notes to Consolidated Financial Statements.


                                   INTELLIWORXX, INC.
                                    and Subsidiaries
                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                               Retained
                                                     Common Stock              Earnings
                                               Shares            $            (Deficit)
                                            ------------    ------------    ------------

    Balance, December 31, 2000                16,060,906    $ 10,960,222    $(14,076,051)

Repurchase and retirement of common stock
    from founder                              (1,000,000)        (61,000)
Net Income (Loss)                                                               (613,540)
                                            ------------    ------------    ------------

    Balance, March 31, 2001                   15,060,906    $ 10,899,222    $(14,689,591)
                                            ============    ============    ============



    Balance, December 31, 1999                15,199,166    $  1,929,848    $ (5,661,665)

Issuance of shares for notes payable           1,127,047       3,944,734
Sale of common stock                             863,558       2,982,574
Donated capital-(restricted)                                   2,000,000
Net Income (Loss)                                                             (3,224,041)
                                            ------------    ------------    ------------

    Balance, March 31, 2000                   17,189,771    $ 10,857,156    $ (8,885,706)
                                            ============    ============    ============




                     See Notes to Consolidated Financial Statements.


                                     INTELLIWORXX, INC.
                                      and Subsidiaries
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDING MARCH 31, 2001 AND 2000


                                                                    Three Months Ended
                                                             ---------------------------------
                                                             March 31, 2001     March 31, 2000
                                                             --------------     --------------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net Loss From Operations:                                     $  (613,540)       $(3,224,041)
Add: Non-Cash Items
     Depreciation, amortization and allowance                      56,964             46,242
     Litigation expense                                                            2,000,000
     Allowance for inventory obsolescence                        (124,993)
     Minority Interest                                          1,959,075
Changes in Assets and Liabilities:
     Accounts receivable                                           38,312           (433,259)
     Inventory                                                     36,173           (425,138)
     Prepaid expenses and other assets                             (5,559)           (45,059)
     Accounts payable & other accrued expenses                    126,763           (627,459)
                                                              -----------        -----------

Net Cash To Operating Activities                                1,473,195         (2,708,714)
                                                              -----------        -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Acquisition of equipment, furniture and software licenses         (77,306)          (104,692)
Proceeds from payment of notes receivable                                            111,535
Notes receivable                                                     (256)           (53,000)
                                                              -----------        -----------

Net Cash From (To) Investing Activities                           (77,562)           (46,157)
                                                              -----------        -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from borrowings                                          410,000            710,000
Repayment of borrowings                                           (41,518)          (927,878)
Proceeds from sale of common stock                                                 2,982,574
Repurchase of common shares from founder                          (61,000)
                                                              -----------        -----------

Net Cash From Financing Activities                                307,482          2,764,696
                                                              -----------        -----------

Increase (decrease) in Cash                                     1,703,115              9,825
Cash Balance, Beginning                                           782,333            461,288
                                                              -----------        -----------
Cash Balance, Ending                                          $ 2,485,448        $   471,113
                                                              ===========        ===========



Supplemental Disclosures of Cash Flow Information:
     Interest Expense-Paid                                    $    74,447        $   411,016
                                                              ===========        ===========


                     See Notes to Consolidated Financial Statements.

                                        7

                               INTELLIWORXX, INC.
                                and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
--------------------------------------------------------------------------------

1. HISTORY AND OPERATIONS
-------------------------

Intelliworxx, Inc. ("Company"), was organized on February 12, 1998 under the laws of the State of Florida. Since inception, the Company's primary business has been the development of specialized computer program applications and certain related computer hardware.

The Company has subsidiaries, Mediworxx, Inc. ("Mediworxx(TM)") and Comworxx, Inc. ("Comworxx(TM)"), formed as Florida corporations in April and May 2000 respectively. Financial statements of Mediworxx and Comworxx have been consolidated with those of the Company. Mediworxx intends to provide high quality, secure information systems to support medical delivery and the billing process, which will assist providers in reducing costs, eliminating waste and ensuring quality while complying with the complex rules and regulations applicable to the healthcare industry. Comworxx intends to provide telematics services, which is the combination of wireless telecommunications (cellular and GPS) and information technology networks (internet), and hardware to the automotive marketplace. This technology enables the development and marketing of online services for mobile users on a client specific basis. At March 31, 2001, the Company owned 49% of Comworxx and 95.5% of Mediworxx.


2. BASIS OF ACCOUNTING
----------------------

The accompanying unaudited consolidated financial statements have been prepared in U.S. Dollars and include the accounts of the Company and its subsidiaries. Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany accounts have been eliminated. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company has included Comworxx (49% owned as of January 16, 2001) in its consolidated financial statements because the Company believes that it has effective control under the terms of a shareholder agreement. Such agreement provides for equal representation on the board of directors; common management personnel between the Company and Comworxx; and, an outstanding warrant to the Company to purchase 1 million common shares of Comworxx which, if exercised, would result in the Company owning 55% of Comworxx. In the opinion of management, all material adjustments considered necessary for a fair presentation have been made.

The financial statements of the Company as of March 31, 2001 and 2000 and for the three-month periods then ended have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period from inception, February 12, 1998, to March 31, 2001, the Company has incurred losses totaling $14,689,591, which has significantly impacted the liquidity and capital resources of the Company, and raises substantial doubt about the ability of the Company to continue as a going concern. No adjustments have been recorded in the financial statements of the Company to reflect the uncertainty of the going concern and the related realization of assets and satisfaction of liabilities. Since inception, February 12, 1998, to March 31, 2001, the Company has met its cash needs primarily from short- and long-term borrowings, private placements of its and its subsidiaries common shares, and from revenues from operations. Management expects to achieve its future cash needs from a combination of sales of its and its subsidiaries' equity securities and borrowings, pending attainment of profitable operations.


3. INVENTORIES
--------------

At March 31, 2001, inventories totaled $1,303,338 and were comprised of Raw Material of $1,183,889 and Finished Stock of $119,449.


4. COMMON STOCK
---------------

The Company is authorized to issue 100,000,000 shares of common stock. Dividends are available when declared by the Company. At March 31, 2001, there were 15,060,906 of the common shares outstanding.


5. REVENUES
-----------

During the three months ended March 31, 2001, the Company recorded total revenues of $1,639,884, which consisted of $1,187,005 from product sales and $452,879 from engineering and development project revenues. Three customers accounted for approximately 70% of the Company's total revenues during the three months ended March 31, 2001.


6. LEGAL
--------

During the ordinary course of business, the Company is subject to pending claims and legal actions. In the opinion of management, the ultimate resolution of these types of claims and/or legal proceedings, if any, will not have a material adverse effect on the operations and financial position of the Company.

District of Florida (Case Number 98-CIV-1392-T-23B) rendered a verdict against parties including the Company. The case involved interference with a certain prospective customer relationship of the plaintiff. Enforcement of the $12 million judgment was stayed pending a hearing to set aside or limit the judgment to an amount consistent with the legal principles governing the case. On July18, 2000 the Federal court, as a result of post-trial motions, ordered a new trial with respect to the amount of damages amount, and urged the parties to engage in settlement discussions.

On November 2, 2000, the Company entered into a settlement agreement to settle the judgment and avoid retrying the damage award. Under the terms of the agreement, the Company was required to pay $700,000 by December 15, 2000. By informal mutual consent, the date of closing and time of payment was extended, and the parties agreed in principle to payment terms for the cash portion of the settlement. In May 2001 the parties agreed to adjourn further action on the litigation until the negotiation and execution of documents reflecting the revised settlement terms.

Certain officers/directors of the Company previously contributed 571,430 of their common shares of the Company as indemnification of the judgment. In accordance with the revised settlement agreement, and an escrow agreement, 570,000 of such shares will be placed in escrow. A sufficient number of such shares having a market value of up to $2,275,000 are to be released from escrow to the plaintiff on January 2, 2002 for possible sale. The Company will also make available an additional 330,000 common shares, or portions thereof, on such date in the event the market value of the 570,000 shares is less than $2,275,000. On November 2, 2002, any of the unsold 570,000 shares, or, if necessary, any of the unsold 330,000 common shares, plus additional common shares up to a maximum of 600,000, will be made available by the Company to provide to the plaintiff shares having a market value of up to $2,275,000. The Company will retain any unsold shares, and also has the option to pay the aforementioned amounts at any time. As security for the settlement agreement, the two officer/director (one of whom has since left the Company), have agreed to pledge 525,000 of their personally owned shares of the Company.


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


8. RECLASSIFICATIONS
--------------------

Certain amounts for the three-month period ended March 31, 2000 have been reclassified to conform to the three-month period ended March 31, 2001 presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Introduction
------------

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity/cash flow of the Company during the three-month periods ending March 31, 2001 and March 31, 2000. This item should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included herewith.

Results of Operations
---------------------

Revenues for the three-month period ended March 31, 2001 were approximately $1,600,000, which was approximately $1,100,000 more than revenues in the comparable quarter of the prior year, or an increase of approximately 200%. Revenues for the current period from product sales totaled approximately $1,181,000 while engineering and Mentoring project contracts ("Development Contracts") totaled approximately $453,000. Revenues for the three-month period ended March 31, 2000 totaled approximately $540,000 split evenly between product sales and Development Contracts. At March 31, 2001, the Company's backlog totaled approximately $1,200,000, compared to approximately $750,000 at March 31, 2000.

Cost of revenues for the three months ended March 31, 2001 totaled approximately $1,114,000, as compared to approximately $401,000 for the same period in 2000. Gross Profit as a percentage of sales increased from 26% for the three months ended March 31, 2000 to 32% for the three months ended March 31, 2001. The improvement is a result of the sale of higher margin products and increased efficiencies related to volume.

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2001 totaled approximately $899,000, an increase of 4% over the same period last year ($861,000). The slight increase is a result of the addition of Comworxx and Mediworxx and their SG&A related expenses offsetting reductions in SG&A expenses in Intelliworxx. Research and Development ("R&D") expenses for the three-month period ended March 31, 2001 totaled approximately $321,000, a decrease of 11% from the same period last year ($360,000). This decrease in R&D expense reflects the Company's efforts to streamline its R&D departments and the allocation of R&D costs related to Development Contracts to cost of revenue.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations and capital expenditures primarily through short- and long-term loans, the sale of the Company's common stock, the sale of common stock of its subsidiaries and cash flow from operations. The Company has also used long-term, capitalized lease transactions to finance capital expenditures. For the three-month period ending March 31, 2001, the Company's primary sources of cash were from (a) the sale of common stock of Comworxx totaling approximately $2,200,000 to the joint owner of Comworxx, although this capital is restricted for Comworxx use and is not available to the Company for its working capital needs and (b) from the collection of receivables totaling approximately $1,700,000. Cash was also provided through other financing activities totaling $410,000. The Company's cash totaled approximately $2,485,000 on March 31, 2001. Capital expenditures for the three months ended March 31, 2001 totaled approximately $77,000.

In 2000, the joint owner of Comworxx loaned the Company $1 million, which was used by the Company to acquire additional shares of Comworxx. The loan is due June 1, 2002 and interest is payable quarterly at the annual rate of 10% per annum. Interest to date has been accrued. The joint owner and the Company have agreed to a payment schedule for all interest payments in arrears. The loan is secured by a pledge of all of the shares owned by the Company in Comworxx (49%). The loan is also convertible at the option of Comroad AG into 1.635% of the Company's outstanding common stock at the time of conversion.

The Company is presently seeking significant additional capital to support its operations. If sufficient capital is not raised, of which there can be no assurance, the Company's operations could be severely curtailed or disrupted.

                                     PART II
                                OTHER INFORMATION

Item 1. LEGAL

District of Florida (Case Number 98-CIV-1392-T-23B) rendered a verdict against parties including the Company. The case involved interference with a certain prospective customer relationship of the plaintiff. Enforcement of the $12 million judgment was stayed pending a hearing to set aside or limit the judgment to an amount consistent with the legal principles governing the case. On July18, 2000 the Federal court, as a result of post-trial motions, ordered a new trial with respect to the amount of damages amount, and urged the parties to engage in settlement discussions.

On November 2, 2000, the Company entered into a settlement agreement to settle the judgment and avoid retrying the damage award. Under the terms of the agreement, the Company was required to pay $700,000 by December 15, 2000. By informal mutual consent, the date of closing and time of payment was extended, and the parties agreed in principle to payment terms for the cash portion of the settlement. In May 2001 the parties agreed to adjourn further action on the litigation until the negotiation and execution of documents reflecting the revised settlement terms.

Certain officers/directors of the Company previously contributed 571,430 of their common shares of the Company as indemnification of the judgment. In accordance with the revised settlement agreement, and an escrow agreement, 570,000 of such shares will be placed in escrow. A sufficient number of such shares having a market value of up to $2,275,000 are to be released from escrow to the plaintiff on January 2, 2002 for possible sale. The Company will also make available an additional 330,000 common shares, or portions thereof, on such date in the event the market value of the 570,000 shares is less than $2,275,000. On November 2, 2002, any of the unsold 570,000 shares, or, if necessary, any of the unsold 330,000 common shares, plus additional common shares up to a maximum of 600,000, will be made available by the Company to provide to the plaintiff shares having a market value of up to $2,275,000. The Company will retain any unsold shares, and also has the option to pay the aforementioned amounts at any time. As security for the settlement agreement, the two officer/director (one of whom has since left the Company), have agreed to pledge 525,000 of their personally owned shares of the Company.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

None

REPORTS ON FORM 8K

None

                                   SIGNATURES

     In accordance with the requirements the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTELLIWORXX, INC.


Date: May 21, 2001                        by: /s/ Oscar J. Williams
------------------                        -------------------------
                                          Oscar J. Williams, Chairman of the
                                          Board, Chief Executive Officer and
                                          President