Form 10QSB
period 2001-06-30
INTELLIWORXX INC
filed 2001-08-20
CIK 1076739

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

                      2065 Cantu Court, Sarasota, FL 34232
                      ------------------------------------
          (Address of principal executive offices, including zip code)

                                 (941) 378-8822
                                 --------------
                           (Issuer's Telephone Number)

              1819 Main Street, 11th Floor, Sarasota, Florida 34236
              -----------------------------------------------------
       (Former name, address and fiscal year, if changes since last year)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES ( X ) NO (   )


State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of August 17, 2001, 15,060,906 shares of common stock, no par value (the registrant's only class of voting stock) were outstanding.

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

ALESSANDRI & ALESSANDRI, P.A.
Certified Public Accountants
--------------------------------------------------------------------------------

                          Independent Auditors' Report


Intelliworxx, Inc.
Sarasota, Florida


     We have reviewed the accompanying consolidated balance sheets of Intelliworxx, Inc. ("Company") as of June 30, 2001 and 2000 and the related condensed consolidated statements of operations, stockholders' equity, and cash flows for the three month periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Intelliworxx, Inc.

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

August 20, 2001

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


                                           INTELLIWORXX, INC.
                                            and Subsidiaries
                                       CONSOLIDATED BALANCE SHEETS
                                         JUNE 30, 2001 AND 2000

                                                 ASSETS
                                                                                         June 30,
                                                                                   2001            2000
                                                                               ------------    ------------
CURRENT ASSETS
  Cash (certain amounts restricted to subsidiary operations)                   $  1,929,969    $     95,909
  Accounts receivable-trade                                                       1,027,224         318,474
  Inventory (at acquisition cost-not in excess of market)                         1,260,983       1,682,576
  Other receivables and prepaid expenses                                            234,186         107,855
                                                                               ------------    ------------
                          Total Current Assets                                    4,452,362       2,204,814
                                                                               ------------    ------------

EQUIPMENT AND FURNITURE
  Equipment and furniture, at cost  (net of depreciation of $343,122 and
     $289,421 respectively)                                                         423,370         422,687
                                                                               ------------    ------------

OTHER ASSETS
  Deferred costs of computer software under development                             741,372            --
  Software license, at cost  (net of amortization of $42,306 and
     $28,135 respectively)                                                           29,124         186,395
  Employee notes receivable and other                                                91,978          84,895
                                                                               ------------    ------------
                           Total Other Assets                                       862,474         271,290
                                                                               ------------    ------------

                                 TOTAL                                         $  5,738,206    $  2,898,791
                                                                               ============    ============


                        LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes and capitalized leases payable                                         $  2,561,274    $     37,352
  Accounts payable and accrued liabilities                                        4,598,038       2,041,744
  Other                                                                              50,997         322,771
  Accrued litigation (net of restricted donated capital of $2,000,000)              700,000               1
                                                                               ------------    ------------
                       Total Current Liabilities                                  7,910,309       2,401,868
                                                                               ------------    ------------

LONG-TERM LIABILITIES:
  Capitalized leases payable (less current portion of $9,800 and
     $37,352 respectively                                                            11,844          21,812
                                                                               ------------    ------------

                                                    Total Liabilities             7,922,153       2,423,680
                                                                               ------------    ------------

MINORITY INTEREST                                                                 2,097,552            --
                                                                               ------------    ------------

STOCKHOLDERS' EQUITY
   Preferred stock - no par value; 25,000,000 shares authorized; none issued
   Common stock - no par value; 100,000,000 shares authorized; shares
      issued and outstanding  15,060,906 and 17,207,771 respectively              8,899,222       8,943,988
   Donated capital (restricted)                                                   2,000,000       2,000,000
   Retained earnings (deficit)                                                  (15,180,721)    (10,468,877)
                                                                               ------------    ------------
                       Total Stockholders' Equity                                (4,281,499)        475,111
                                                                               ------------    ------------

                                 TOTAL                                         $  5,738,206    $  2,898,791
                                                                               ============    ============


                            See Notes to Consolidated Financial Statements.



                                       INTELLIWORXX, INC.
                                        and Subsidiaries
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000



                                       Three Months Ended June 30,      Six Months Ended June 30,
                                       ----------------------------    ----------------------------
                                           2001            2000            2001            2000
                                       ------------    ------------    ------------    ------------

REVENUES                               $  1,135,399    $  1,311,099    $  2,775,283    $  1,850,611

COST OF REVENUES                            684,787       1,014,979       1,798,291       1,416,429
                                       ------------    ------------    ------------    ------------

GROSS PROFIT                                450,612         296,120         976,992         434,182
                                       ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  General and administrative                550,963         837,277         996,390       1,347,987
  Sales and marketing                       387,178         470,231         840,565         820,520
  Research and development                  141,477         502,561         462,104         862,955
  Depreciation and amortization              58,350          49,753         115,314          95,995
                                       ------------    ------------    ------------    ------------
            Total Operating Expenses      1,137,968       1,859,822       2,414,373       3,127,457
                                       ------------    ------------    ------------    ------------

LOSS BEFORE OTHER ITEMS                    (687,356)     (1,563,702)     (1,437,381)     (2,693,275)

OTHER INCOME & EXPENSE
  Interest and miscellaneous income           5,753             883          12,494          12,604
  Interest expense                          (66,168)        (20,353)       (140,615)       (126,541)
  Minority interest                         256,641            --           460,832            --
  Litigation expense                           --              --              --        (2,000,000)
                                       ------------    ------------    ------------    ------------


NET LOSS                               $   (491,130)   $ (1,583,172)     (1,104,670)   $ (4,807,212)
                                       ============    ============    ============    ============




Loss per share                         $      (0.03)   $      (0.09)   $      (0.07)   $      (0.29)

Weighted average number of shares        15,060,906      17,191,551      15,276,376      16,675,165



                          See Notes to Consolidated Financial Statements.


                                      INTELLIWORXX, INC.
                                       and Subsidiaries
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                                     Retained
                                                           Common Stock              Earnings
                                                      Shares            $            (Deficit)
                                                   ------------    ------------    ------------

   Balance, December 31, 2000                        16,060,906    $ 10,960,222    $(14,076,051)

Repurchase and retirement of common stock
    from founder                                     (1,000,000)        (61,000)           --
Net Income (Loss)                                          --              --          (613,540)
                                                   ------------    ------------    ------------

   Balance, March 31, 2001                           15,060,906      10,899,222     (14,689,591)

Net Income (Loss)                                          --              --          (491,130)
                                                   ------------    ------------    ------------

   Balance, June 30, 2001                            15,060,906    $ 10,899,222    $(15,180,721)
                                                   ============    ============    ============


   Balance, December 31, 1999                        15,199,166    $  1,929,848    $ (5,661,665)

Issuance of shares for notes payable                  1,127,047       3,944,734            --
Sale of common stock                                    863,558       2,982,574            --
Donated capital-(restricted)                               --         2,000,000            --
Net Income (Loss)                                          --              --        (3,224,040)
                                                   ------------    ------------    ------------

   Balance, March 31, 2000                           17,189,771      10,857,156      (8,885,705)

Shares issued for services rendered-(restricted)         18,000          86,832            --
Net Income (Loss)                                          --              --        (1,583,172)
                                                   ------------    ------------    ------------

   Balance, June 30, 2000                            17,207,771    $ 10,943,988    $(10,468,877)
                                                   ============    ============    ============


                       See Notes to Consolidated Financial Statements.


                                  INTELLIWORXX, INC.
                                   and Subsidiaries
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDING JUNE 30, 2001 AND 2000


                                                                 Six Months Ended
                                                          ------------------------------
                                                          June 30, 2001    June 30, 2000
                                                          -------------    -------------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net Loss From Operations:                                   $(1,104,670)   $(4,807,212)
Add: Non-Cash Items
     Depreciation, amortization and allowance                   115,314        135,995
     Litigation expense                                            --        2,000,000
     Allowance for inventory obsolescence                      (124,993)          --
     Consulting expense                                            --           86,832
     Minority Interest                                        1,702,434           --
Changes in Assets and Liabilities:
     Accounts receivable                                        154,789       (174,323)
     Inventory                                                   78,528       (634,025)
     Prepaid expenses and other assets                         (231,751)      (185,959)
     Accounts payable & other accrued expenses                  320,032        357,365
                                                            -----------    -----------

Net Cash To Operating Activities                                909,683     (3,221,327)
                                                            -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Acquisition of equipment, furniture and software licenses      (110,863)      (129,669)
Proceeds from payment of notes receivable                          --          181,425
                                                            -----------    -----------

Net Cash From (To) Investing Activities                        (110,863)        51,756
                                                            -----------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from borrowings                                        445,441        759,000
Repayment of borrowings                                         (35,626)      (937,382)
Proceeds from sale of common stock                                 --        2,982,574
Repurchase of common shares from founder                        (61,000)          --
                                                            -----------    -----------

Net Cash From Financing Activities                              348,815      2,804,192
                                                            -----------    -----------

Increase (decrease) in Cash                                   1,147,635       (365,379)
Cash Balance, Beginning                                         782,334        461,288
                                                            -----------    -----------
Cash Balance, Ending                                        $ 1,929,969    $    95,909
                                                            ===========    ===========



Supplemental Disclosures of Cash Flow Information:
     Interest Expense-Paid                                  $    31,535    $   411,016
                                                            ===========    ===========


                    See Notes to Consolidated Financial Statements.

                                          7

                               INTELLIWORXX, INC.
                                and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


1.   HISTORY AND OPERATIONS

Intelliworxx, Inc. (the "Company"), was organized on February 12, 1998 under the laws of the State of Florida. Since inception, the Company's primary business has been the development of specialized computer program applications and certain related computer hardware.

The Company has two subsidiaries, Comworxx, Inc. ("Comworxx(TM)") and Mediworxx, Inc. ("Mediworxx(TM)"), formed as Florida corporations in May and April 2000 respectively. Financial statements of Comworxx and Mediworxx have been consolidated with those of the Company. Comworxx intends to provide telematics services, which is the combination of wireless telecommunications (cellular and GPS) and information technology networks (internet), as well as hardware to the automotive marketplace. This technology enables the development and marketing of online services for mobile users on a client specific basis. Mediworxx intends to provide high quality, secure information systems to support medical delivery and the billing process, which will assist providers in reducing costs, eliminating waste and ensuring quality while complying with the complex rules and regulations applicable to the healthcare industry. At June 30, 2001, the Company owned 49% of Comworxx and 95.5% of Mediworxx.


2.   BASIS OF ACCOUNTING

The accompanying unaudited consolidated financial statements have been prepared in U.S. Dollars and include the accounts of the Company and its subsidiaries. Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany accounts have been eliminated. Certain amounts for the three- and six-month periods ended June 30, 2000 have been reclassified to conform to the three- and six-month periods ended June 30, 2001 presentation. The Company has included Comworxx (49% owned as of January 16, 2001) in its consolidated financial statements because the Company believes that it has effective control under the terms of a shareholder agreement. Such agreement provides for equal representation on the board of directors; common management personnel between the Company and Comworxx; and, an outstanding warrant to the Company to purchase 1 million common shares of Comworxx which, if exercised, would result in the Company owning 55% of Comworxx. In the opinion of management, all material adjustments considered necessary for a fair presentation have been made.

The financial statements of the Company as of June 30, 2001 and 2000 and for the three- and six-month periods then ended have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period February 12, 1998 ("Inception"), to June 30, 2001, the Company has incurred losses totaling $15,180,721, which has significantly impacted the liquidity and capital resources of the Company, and raises substantial doubt about the ability of the Company to continue as a going concern. No adjustments have been recorded in the financial statements of the Company to reflect the uncertainty of the going concern and the related realization of assets and satisfaction of liabilities. From Inception through June 30, 2001, the Company has met its cash needs primarily from short- and long-term borrowings, private placements of its and its subsidiaries common shares, and from revenues from operations. Management expects to achieve its future cash needs from a combination of sales of its and its subsidiaries' equity securities and borrowings, pending attainment of profitable operations.


3.   INVENTORY

At June 30, 2001, inventories totaled $1,260,983 comprised solely of Raw
Material.


4.   COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock. Dividends are available when declared by the Company. At June 30, 2001, there were 15,060,906 shares of the Company's common stock outstanding.


5.   REVENUES

During the three- and six-month periods ended June 30, 2001, the Company recorded total revenues of $1,135,399 and $2,775,283 respectively. Revenue for the three-month period ended June 30, 2001 consisted of $576,647 from product sales and $558,752 from engineering and development projects. Revenue for the six-month period ended June 30, 2001 consisted of $1,763,652 from product sales and $1,011,631 from engineering and development projects. During the three- and six-month periods ended June 30, 2001, three customers accounted for approximately 50% of the Company's total revenues.


6.   LEGAL

During the ordinary course of business, the Company is subject to pending claims and legal actions. In the opinion of management, the ultimate resolution of these types of claims and/or legal proceedings, if any, will not have a material adverse effect on the operations and financial position of the Company.

7.   EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is not presented because the outstanding options and warrants to purchase common shares would cause an anti-dilutive affect upon the diluted earnings (loss) per share.


8.   SUBSEQUENT EVENTS-SETTLEMENT OF TELTRONICS LAWSUIT

On August 1, 2001, the Company entered into an amended settlement agreement (the "Agreement"). Under the terms of the Agreement, the Company is required to deliver a promissory note totaling $700,000 (the "Note"), which calls for 24 monthly installments of principal and interest commencing on August 1, 2001. Interest for the first 12 months will be calculated at 8% per annum, simple interest on the unpaid balance. Interest for the second 12 months will be calculated at 10% per annum, simple interest on the unpaid balance. Notwithstanding the parties' failure to agree to the form of the note, the Company made the first payment on August 1, 2001. Certificates totaling 570,000 shares will be held in escrow pursuant to the terms of an escrow agreement (certain officers/directors of the Company previously contributed 571,430 of their common shares of the Company as indemnification of the judgment). On or before January 1 and October 1, 2002, shares of common stock having a market value of $2,275,000 will be released from escrow for sale. The Company will also make available an additional 330,000 common shares, or portions thereof, on January 1, 2002 in the event the market value of the common stock delivered to Teltronics is less than $2,275,000. On October 1 2002, any of the unsold 570,000 shares, or, if necessary, any of the unsold 330,000 common shares, plus additional common shares up to a maximum of 600,000, will be made available by the Company to provide shares having a market value of up to $2,275,000. The Company will retain any unsold shares, and also has the option to pay the settlement amount at any time and recover the common stock. As security for the settlement agreement, the individuals involved in the Agreement have agreed to pledge 525,000 shares of the Company's common stock on a non-recourse basis.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Introduction
------------

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity/cash flow of the Company during the three- and six-month periods ending June 30, 2001 and June 30, 2000. This item should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included herewith.

Results of Operations
---------------------

Revenues for the three- and six-month periods ended June 30, 2001 were approximately $1,135,000 and $2,775,000 respectively, which was approximately $175,000 less than revenues for the three-month period ended June 30, 2000 (a 13% decrease) and $925,000 more than revenues for the six-month period ended June 30, 2000 (a 50% increase). Revenues for the current year three- and six-month periods from product sales totaled approximately $624,000 and $1,181,000 respectively, while engineering and mentoring project contracts ("Development Contracts") for the same periods totaled approximately $511,000 and $964,000 respectively. Revenues for the prior year three- and six-month periods from product sales totaled approximately $958,000 and $1,201,000 respectively, while Development Contracts totaled approximately $352,000 and $649,000 respectively. At June 30, 2001, the Company's backlog totaled approximately $1,054,000, compared to approximately $1,000,000 at June 30, 2000.

Cost of revenues for the three- and six-month periods ended June 30, 2001 totaled approximately $684,000 and $1,798,000 as compared to approximately $1,015,000 and $1,416,000 respectively for the same periods in 2000. Gross Profit as a percentage of sales increased from 23% for both the three- and six-month periods ended June 30, 2000 to 40% for the three-month period and 35% for the six-month period ended June 30, 2001. The improvement is a result of the sale of higher margin products and increased efficiencies related to volume.

Selling, general and administrative ("SG&A") expenses for the three- and six-month periods ended June 30, 2001 totaled approximately $938,000 and $1,837,000, decreases of 28% and 15% over the same periods last year ($1,308,000 and $2,169,000). The decreases are a result of significant reductions in manpower, legal expense and other SG&A related expenses in Intelliworxx during the last half of 2000 and the first half of 2001. Research and Development ("R&D") expenses for the three- and six-month periods ended June 30, 2001 totaled approximately $141,000 and $462,000 respectively, a decrease of 72% and 46% respectively from the same periods last year ($503,000 and $863,000). This decrease in R&D expense reflects the Company's post development status on its primary product (the Voice Table) and the allocation of R&D costs related to Development Contracts to cost of revenue.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations and capital expenditures primarily through short- and long-term loans, the sale of the Company's common stock, the sale of common stock of its subsidiaries and cash flow from operations. The Company has also used long-term, capitalized lease transactions to finance capital expenditures. For the six-month period ending June 30, 2001, the Company's primary sources of cash were from (a) the sale of common stock of Comworxx totaling approximately $2,200,000 to the joint owner of Comworxx, although this capital is restricted for Comworxx use and is not available to the Company for its working capital needs and (b) from the collection of receivables totaling approximately $2,930,000. Cash was also provided through other financing activities totaling $410,000. The Company's cash totaled approximately $1,930,000 on June 30. Capital expenditures for the six months ended June 30, 2001 totaled approximately $152,000.

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

                                     PART II
                                OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

The parties to the previously reported case in the U.S. District Court, District of Florida (Case Number 98-CIV-1392-T-23B) entered into a revised settlement agreement on August 1, 2001. The terms of the revised settlement agreement are discussed in Note 8. of the Notes to the Consolidated Financial Statements included in Part I of this report.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

INDEX TO EXHIBITS

10.1 Settlement Agreement dated May ___, 2001 (fully executed August 1, 2001) among Teltronics, Inc., Interactive Solutions, Inc., Kevin B. Rogers, Michael P. Jonas, Intelliworxx, Inc. and Wavelogic, Inc.


REPORTS ON FORM 8K

None

                                   SIGNATURES

     In accordance with the requirements the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTELLIWORXX, INC.


Date: August 17, 2001                  by: /s/ Oscar J. Williams
---------------------                  -------------------------
                                       Oscar J. Williams, Chairman of the
                                       Board, Chief Executive Officer and
                                       President