Form 10QSB
period 2001-09-30
INTELLIWORXX INC
filed 2001-11-19
CIK 1076739

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934


                        Commission File Number 000-28115

                               INTELLIWORXX, INC.
                               ------------------
                 (Name of Small Business Issuer in its Charter)


            Florida                                       59-3336148
-------------------------------             ------------------------------------
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

                                       N/A
      (Former name, address and fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES ( X ) NO (   )


State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: As of November 16, 2001, 15,059,476 shares of common stock, no par value (the registrant's only class of voting stock) were outstanding.

                          PART I-FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS




Independent Accountants' Report                                                3

Consolidated Balance Sheet                                                     4

Consolidated Statements of Operations                                          5

Consolidated Statement of Stockholders' Equity (Deficit)                       6

Consolidated Statements of Cash Flows                                          7

Notes to the Consolidated Financial Statements                                 8

ALESSANDRI & ALESSANDRI, P.A.
Certified Public Accountants
--------------------------------------------------------------------------------

                         Independent Accountants' Report


Intelliworxx, Inc.
Sarasota, Florida


     We have reviewed the accompanying consolidated balance sheets of Intelliworxx, Inc. ("Company") as of September 30, 2001 and 2000 and the related condensed consolidated statements of operations, stockholders' equity, and cash flows for the three month and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Intelliworxx, Inc.

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



                                             /s/ Alessandri & Alessandri, P.A.
                                             Alessandri & Alessandri, P.A.
                                             -----------------------------


November 19, 2001

--------------------------------------------------------------------------------
                            Accountants & Consultants
             5121 Ehrlich Road o Suite 107-B o Tampa, Florida 33624
                       (813) 969-1995 o Fax (813) 960-2740
     Member: American Institute of Certified Public Accountants/Division of
      CPA Firms o Member: Florida Institute of Certified Public Accountants
--------------------------------------------------------------------------------



                                            INTELLIWORXX, INC.
                                             and Subsidiaries
                                        CONSOLIDATED BALANCE SHEETS
                                        SEPTEMBER 30, 2001 AND 2000
                                                (UNAUDITED)
-----------------------------------------------------------------------------------------------------------

                                                  ASSETS
                                                                                       September 30,
                                                                               ----------------------------
                                                                                   2001             2000
                                                                               ------------    ------------
CURRENT ASSETS
  Cash (certain amounts restricted to subsidiary operations)                   $  1,180,373    $    867,430
  Accounts receivable-trade (net of allowance of $245,312 and $0
     respectively)                                                                  532,611       1,184,888
  Inventory (at acquisition cost-not in excess of market)                         1,220,202       1,611,787
  Other receivables and prepaid expenses                                            378,206         236,933
                                                                               ------------    ------------
                         Total Current Assets                                     3,311,392       3,901,038
                                                                               ------------    ------------

EQUIPMENT AND FURNITURE
  Equipment and furniture, at cost (net of depreciation of $391,013 and
     $338,472 respectively)                                                         389,401         406,867
                                                                               ------------    ------------

OTHER ASSETS
  Deferred costs of computer software under development                             736,332         563,081
  Software license, at cost  (net of amortization of $45,878 and
     $31,592 respectively)                                                           25,552         189,838
  Other                                                                              14,395          81,872
                                                                               ------------    ------------
                         Total Other Assets                                         776,279         834,791
                                                                               ------------    ------------

                                 TOTAL                                         $  4,477,072    $  5,142,696
                                                                               ============    ============


                          LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes and capitalized leases payable                                         $  3,242,915    $  1,653,002
  Accounts payable and accrued liabilities                                        4,801,014       3,618,256
  Other                                                                             120,949         782,492
                                                                               ------------    ------------
                         Total Current Liabilities                                8,164,878       6,053,750
                                                                               ------------    ------------

LONG-TERM LIABILITIES:
  Capitalized leases payable (less current portion of $10,037  and
     $27,502 respectively                                                             9,244          19,281
                                                                               ------------    ------------

                                 Total Liabilities                                8,174,122       6,073,031
                                                                               ------------    ------------

MINORITY INTEREST                                                                 1,752,328         445,462
                                                                               ------------    ------------

STOCKHOLDERS' EQUITY
   Preferred stock - no par value; 25,000,000 shares authorized; none issued
   Common stock - no par value; 100,000,000 shares authorized; shares
      issued and outstanding  15,060,906 and 16,059,217 respectively              8,899,222       8,955,155
   Donated capital (restricted)                                                   2,000,000       2,000,000
   Retained earnings (deficit)                                                  (16,348,600)    (12,330,952)
                                                                               ------------    ------------
                         Total Stockholders' Equity                              (5,449,378)     (1,375,797)
                                                                               ------------    ------------

                                 TOTAL                                         $  4,477,072    $  5,142,696
                                                                               ============    ============


                              See Notes to Consolidated Financial Statements.



                                        INTELLIWORXX, INC.
                                         and Subsidiaries
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                            (UNAUDITED)
---------------------------------------------------------------------------------------------------

                                            Three Months Ended               Nine Months ended
                                               September 30,                   September 30,
                                       ----------------------------    ----------------------------
                                           2001            2000            2001            2000
                                       ------------    ------------    ------------    ------------

REVENUES                               $    484,172    $  1,279,489    $  3,259,455    $  3,130,100

COST OF REVENUES                            439,904         937,160       2,238,195       2,353,589
                                       ------------    ------------    ------------    ------------

GROSS PROFIT                                 44,268         342,329       1,021,260         776,511
                                       ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  General and administrative                564,363         562,833       1,560,753       1,910,820
  Sales and marketing                       608,386         534,874       1,448,951       1,355,394
  Research and development                  268,503         368,727         730,606       1,231,682
  Depreciation and amortization              51,462          52,509         166,776         148,504
                                       ------------    ------------    ------------    ------------
            Total Operating Expenses      1,492,714       1,518,943       3,907,086       4,646,400
                                       ------------    ------------    ------------    ------------

LOSS BEFORE OTHER ITEMS                  (1,448,446)     (1,176,614)     (2,885,826)     (3,869,889)

OTHER INCOME & EXPENSE
  Other income and expense                   (9,584)           (866)          2,910          11,738
  Interest expense                          (55,075)        (39,133)       (195,690)       (165,674)
  Minority interest                         345,225          54,538         806,057          54,538
  Litigation expense                           --          (700,000)           --        (2,700,000)
                                       ------------    ------------    ------------    ------------


NET LOSS                               $ (1,167,880)   $ (1,862,075)   $ (2,272,549)   $ (6,669,287)
                                       ============    ============    ============    ============







Loss per share                         $      (0.08)   $      (0.11)   $      (0.15)   $      (0.40)

Weighted average number of shares        15,060,906      16,992,457      15,203,763      16,781,701


                          See Notes to Consolidated Financial Statements.



                                          INTELLIWORXX, INC.
                                           and Subsidiaries
                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                                               (UNAUDITED)
-----------------------------------------------------------------------------------------------------

                                                                                           Retained
                                                                 Common Stock              Earnings
                                                            Shares            $            (Deficit)
                                                         ------------    ------------    ------------

    Balance, December 31, 2000                             16,060,906    $ 10,960,222    $(14,076,051)

Repurchase and retirement of common stock
    from founder                                           (1,000,000)        (61,000)           --
Net Income (Loss)                                                --              --        (1,104,669)
                                                         ------------    ------------    ------------

    Balance, June 30, 2001                                 15,060,906      10,899,222     (15,180,720)

Net Income (Loss)                                                --              --        (1,167,880)
                                                         ------------    ------------    ------------

    Balance, September 30, 2001                            15,060,906    $ 10,899,222    $(16,348,600)
                                                         ============    ============    ============


                        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                                              (UNAUDITED)
-----------------------------------------------------------------------------------------------------

                                                                                           Retained
                                                                 Common Stock              Earnings
                                                            Shares            $            (Deficit)
                                                         ------------    ------------    ------------
    Balance, December 31, 1999                             15,199,166    $  1,929,848    $ (5,661,665)

Issuance of shares for notes payable                        1,127,047       3,944,734            --
Sale of common stock                                          863,558       2,982,574            --
Donated capital-(restricted)                                     --         2,000,000            --
Shares issued for services rendered- (restricted)              18,000          86,832            --
Net Income (Loss)                                                --              --        (4,807,212)
                                                         ------------    ------------    ------------

    Balance, June 30, 2000                                 17,207,771      10,943,988     (10,468,877)

Shares issued for services rendered- (restricted)              13,286          46,687            --
Exercise of option by individuals                              38,160         114,480            --
 Repurchase of common stock from founder                   (1,200,000)       (150,000)           --
Net Income (Loss)                                                --              --        (1,862,075)
                                                         ------------    ------------    ------------

    Balance, September 30, 2000                            16,059,217    $ 10,955,155    $(12,330,952)
                                                         ============    ============    ============


                           See Notes to Consolidated Financial Statements.



                                  INTELLIWORXX, INC.
                                   and Subsidiaries
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2001 AND 2000
                                      (UNAUDITED)
---------------------------------------------------------------------------------------------

                                                                Nine Months Ended
                                                     ----------------------------------------
                                                     September 30, 2001    September 30, 2000
                                                     ------------------    ------------------

CASH FLOWS TO OPERATING ACTIVITIES:
Net Loss From Operations:                                   $(2,272,549)   $(6,669,287)
Add: Non-Cash Items
     Depreciation, amortization and allowance                   166,777        148,504
     Litigation expense                                            --        2,000,000
     Allowance for inventory obsolescence                      (182,000)          --
     Allowance for uncollectible receivables                    245,312           --
     Common stock issued for services rendered                     --          133,519
     Exercise of options by individuals                            --          114,480
     Loss on disposal of assets                                  (3,205)          --
     Minority Interest                                         (806,057)       (54,538)
Changes in Assets and Liabilities:
     Accounts receivable                                        404,089     (1,045,817)
     Inventory                                                  176,316       (563,236)
     Prepaid expenses and other assets                         (298,186)      (206,094)
     Accounts payable & other accrued expenses                  842,927      2,496,730
     Other liabilities                                         (246,762)          --
                                                            -----------    -----------

Net Cash To Operating Activities                             (1,973,338)    (3,645,739)
                                                            -----------    -----------

CASH FLOWS TO INVESTING ACTIVITIES:
Acquisition of equipment, furniture and software licenses      (119,746)      (731,244)
Proceeds from payment of notes receivable                          --          109,700
Notes receivable                                                   --          (12,124)
                                                            -----------    -----------

Net Cash To Investing Activities                               (119,746)      (633,668)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                        498,300      2,215,813
Repayment of borrowings                                        (109,443)    (1,012,838)
Proceeds from sale of common stock                                 --        2,982,574
Proceeds from sale of minority interest of subsidiary         2,163,266        500,000
Repurchase of common shares from founder                        (61,000)          --
                                                            -----------    -----------

Net Cash From Financing Activities                            2,491,123      4,685,549
                                                            -----------    -----------

Increase in Cash                                                398,039        406,142
Cash Balance, Beginning                                         782,334        461,288
                                                            -----------    -----------
Cash Balance, Ending                                        $ 1,180,373    $   867,430
                                                            ===========    ===========



Supplemental Disclosures of Cash Flow Information:
     Interest Expense-Paid                                  $    89,232    $   412,071
                                                            ===========    ===========


                   See Notes to Consolidated Financial Statements.

                                          7

                               INTELLIWORXX, INC.
                                and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
--------------------------------------------------------------------------------

1.   HISTORY AND OPERATIONS

Intelliworxx, Inc. (the "Company"), was organized on February 12, 1998 under the laws of the State of Florida. Since inception, the Company's primary business has been the development of specialized computer program applications and certain related computer hardware.

The Company has two subsidiaries, Comworxx, Inc. ("Comworxx(TM)") and Mediworxx, Inc. ("Mediworxx(TM)"), formed as Florida corporations in May and April 2000 respectively. Financial statements of Comworxx and Mediworxx have been consolidated with those of the Company. Comworxx provides telematics services, which is the combination of wireless telecommunications (cellular and GPS) and information technology networks (internet), as well as hardware to the automotive marketplace. This technology enables the marketing of online services for mobile users on a client specific basis. Mediworxx provides software applications for healthcare providers that eliminates hospital transcription and insurance coding expenses. At September 30, 2001, the Company owned 49% of Comworxx and 95.5% of Mediworxx.


2.   BASIS OF ACCOUNTING

The accompanying unaudited consolidated financial statements have been prepared in U.S. Dollars and include the accounts of the Company and its subsidiaries. Such financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All intercompany accounts have been eliminated. Certain amounts for the three- and nine-month periods ended September 30, 2000 have been reclassified to conform to the three- and nine-month periods ended September 30, 2001 presentation. The Company has included Comworxx (49% owned as of January 16, 2001) in its consolidated financial statements because the Company believes that it has effective control under the terms of a shareholder agreement. Such agreement provides for equal representation on the board of directors; common management personnel between the Company and Comworxx; and, an outstanding warrant to the Company to purchase 1 million common shares of Comworxx which, if exercised, would result in the Company owning 55% of Comworxx. In the opinion of management, all material adjustments considered necessary for a fair presentation have been made.

The financial statements of the Company as of September 30, 2001 and 2000 and for the three- and nine-month periods then ended have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the period February 12, 1998 ("Inception"), to September 30, 2001, the Company has incurred losses totaling $16,103,288, which has significantly impacted the liquidity and capital resources of the Company, and raises substantial doubt about the ability of the Company to continue as a going concern. No adjustments have been recorded in the financial statements of the Company to reflect the uncertainty of the going concern and the related realization of assets and satisfaction of liabilities. From Inception through September 30, 2001, the Company has met its cash needs primarily from short- and long-term borrowings, private placements of its and its subsidiaries common shares, and from revenues from operations. Management expects to achieve its future cash needs from a combination of sales of its and its subsidiaries' equity securities and borrowings, pending attainment of profitable operations.


3.   INVENTORY

At September 30, 2001, inventories totaled $1,220,202 comprised solely of Raw Material.


4.   COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock. Dividends are available when declared by the Company. At September 30, 2001, there were 15,060,906 shares of the Company's common stock outstanding.


5.   REVENUES

During the three- and nine-month periods ended September 30, 2001, the Company recorded total revenues of $484,172 and $3,259,455 respectively. Revenue for the three-month period ended September 30, 2001 consisted of $101,488 from product sales and $382,684 from engineering and development projects. Revenue for the nine-month period ended September 30, 2001 consisted of $1,858,678 from product sales and $1,400,777 from engineering and development projects. During the three- and nine-month periods ended September 30, 2001, 3 customers accounted for approximately 57% of the Company's total revenues.


6.   LEGAL

During the ordinary course of business, the Company is subject to pending claims and legal actions. In the opinion of management, the ultimate resolution of these types of claims and/or legal proceedings, if any, will not have a material adverse effect on the operations and financial position of the Company.

The Company is a defendant in a lawsuit commenced by a supplier to recover $284,610 claimed to be due for goods furnished by the plaintiff, which sum the Company disputes.

The Company has been named as a defendant in a declaratory action bought by the bankruptcy trustee for a former partner in a defunct joint venture. The action seeks to determine the debtor's interest in the defunct venture and to void alleged preferential transfers. The Company has filed its answers and counterclaims and management believes that the claim is without merit.

The Company is a defendant in a suit relating to a lease for office space no longer occupied by the Company. Although the full obligation of the Company under the lease to the end of the lease is approximately $1,300,000, the Company has asserted counterclaims and defenses, which management believes would limit the landlord's recovery to an amount which is not material.

The Company is a defendant in various lawsuits incident to the ordinary course of business. It is not possible to determine with precision the probable outcome or the amount of liability, if any, under these lawsuits; however, in the opinion of the Company the disposition of these lawsuits will not adversely affect the consolidated financial statements of the Company to a material extent.


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


8.   SUBSEQUENT EVENTS-SETTLEMENT OF TELTRONICS LAWSUIT

On October 3, 2001, the Company entered into a settlement closing agreement (the "Agreement"). Under the terms of the Agreement, the Company is required to deliver two promissory notes totaling $700,000 (the "$700,000 Note") and $52,500 (the $52,500 Note). The $700,000 Note calls for 24 monthly installments of principal and interest commencing on August 1, 2001. Interest for the first 12 months will be calculated at 8% per annum, simple interest on the unpaid balance. Interest for the second 12 months will be calculated at 10% per annum, simple interest on the unpaid balance. The $52,500 Note calls for seven equal monthly installments (principal only) commencing on September 1, 2001. The Company made the first payments on both notes and, in connection with the Agreement, the Company entered into a forbearance agreement with the plaintiff which permits the Company to make the September 1 and October 1 payments by

April 15, 2002, provide it is not otherwise in default. The Company and Teltronics have further agreed to extend the November payment on the Notes on the same basis. Certificates totaling 570,000 shares will be held in escrow pursuant to the terms of an escrow agreement (certain officers/directors of the Company previously contributed 571,430 of their common shares of the Company as indemnification of the judgment). On or before January 1 and October 1, 2002, shares of common stock having a market value of $2,275,000 will be released from escrow for sale. The Company will also make available an additional 330,000 common shares, or portions thereof, on January 1, 2002 in the event the market value of the common stock delivered to Teltronics is less than $2,275,000. On October 1, 2002, any of the unsold 570,000 shares, or, if necessary, any of the unsold 330,000 common shares, plus additional common shares up to a maximum of 600,000, will be made available by the Company to provide shares having a market value of up to $2,275,000. The Company will retain any unsold shares, and also has the option to pay the settlement amount at any time and recover the common stock. As security for the settlement agreement, the individuals involved in the Agreement have agreed to pledge 525,000 shares of the Company's common stock on a non-recourse basis.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Introduction
------------

This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity/cash flow of the Company during the three- and nine-month periods ending September 30, 2001 and September 30, 2000. This item should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included herewith.

Results of Operations
---------------------

Revenues for the three- and nine-month periods ended September 30, 2001 were approximately $484,000 and $3,259,000 respectively, which was approximately $795,000 less than revenues for the three-month period ended September 30, 2000 (a 62% decrease) and $129,000 more than revenues for the nine-month period ended September 30, 2000 (a 4% increase). Revenues for the current year three- and nine-month periods from product sales totaled approximately $101,000 and $1,858,000 respectively, while engineering and mentoring project contracts ("Development Contracts") for the same periods totaled approximately $383,000 and $1,401,000 respectively. Revenues for the prior year three- and nine-month periods from product sales totaled approximately $1,042,000 and $2,244,000 respectively, while Development Contracts totaled approximately $237,000 and $886,000 respectively. The significant drop in revenue in the most recent quarter was caused by a drop in tablet computer sales. The Company does not anticipate revenues from tablet computer sales to improve in the near future.

Cost of revenues for the three- and nine-month periods ended September 30, 2001 totaled approximately $440,000 and $2,238,000 as compared to approximately $937,000 and $2,354,000 respectively for the same periods in 2000. Gross Profit as a percentage of sales changed from 27% and 25% respectively for the three- and nine-month periods ended September 30, 2000 to 9% for the three-month period and 31% for the nine-month period ended September 30, 2001. The decrease percentage decrease between the three months ended September 30, 2001 and 2000 is a result of the significant drop in product sales, while the percentage increase between the nine months ended September 30, 2001 and 2000 is a result of improvement increases in the sale of higher margin products and increased efficiencies related to volume partial offset by the current three month periods reduced product sales.

Selling, general and administrative ("SG&A") expenses for the three- and nine-month periods ended September 30, 2001 totaled approximately $927,000 and $2,764,000, decreases of 16% and 15% over the same periods last year ($1,098,000 and $3,266,000). The decreases are a result of significant reductions in manpower, legal expense and other SG&A related expenses in Intelliworxx during the first nine months of 2001 compared to the same period in 2000. Research and Development ("R&D") expenses for the three- and nine-month periods ended September 30, 2001 totaled approximately $269,000 and $731,000 respectively, a decrease of 27% and 41% respectively from the same periods last year ($369,000 and $1,232,000). This decrease in R&D expense reflects the Company's post development status on its primary product (the Voice Table) and the allocation of R&D costs related to Development Contracts to cost of revenue.

Liquidity and Capital Resources
-------------------------------

The Company has financed its operations and capital expenditures primarily through short- and long-term loans, the sale of the Company's common stock, the sale of common stock of its subsidiaries and cash flow from operations. The Company has also used long-term, capitalized lease transactions to finance capital expenditures. For the nine-month period ending September 30, 2001, the Company's primary sources of cash were from (a) the sale of common stock of Comworxx totaling approximately $2,200,000 to the joint owner of Comworxx, although this capital is restricted for Comworxx use and is not available to the Company for its working capital needs and (b) from the collection of receivables totaling approximately $3,664,000. Cash was also provided through other financing activities totaling $446,000. The Company's cash totaled approximately $1,180,000 on September 30, 2001, of which certain amounts are restricted by contract to subsidiary operation. Capital expenditures for the nine months ended September 30, 2001 totaled approximately $128,000.

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

The Company is presently seeking significant additional capital to support its operations either through direct equity investment in the Company or the sale of a portion of its interest in Comworxx. If sufficient capital is not raised, of which there can be no assurance, the Company may be forced to curtail or liquidate its current operations.

                                     PART II
                                OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

The parties to the previously reported case in the U.S. District Court, District of Florida (Case Number 98-CIV-1392-T-23B) entered into a settlement closing agreement on October 3, 2001. The terms of the revised settlement agreement are discussed in Note 8. of the Notes to the Consolidated Financial Statements included in Part I of this report.

On August 31, 2001, Interaxx Technologies, Inc., through its Trustee in Bankruptcy (the "Plaintiff"), filed a complaint against the Company in the U.S. Bankruptcy Court, Southern District of Florida, Case No. 99-32829-BKC-PGH, wherein the Plaintiff is attempting to determine its interest in a defunct joint venture and to avoid fraudulent and/or preferential transfer of property. On October 5, 2001, the Company filed its answer and affirmative defenses and counterclaims; including material default on the terms of the joint venture agreement by the Plaintiff. Management believes the claims of Plaintiff are completely without merit and does not anticipate that the result of the case will have any impact on the Company's financial statement.

On October 24, 2001, Osprey, S.A. LTD., a Florida Limited Partnership, (the "Plaintiff") filed a complaint against the Company in the Circuit court for the Twelfth Judicial Circuit in and for Sarasota County, Florida, Case No. 2001-CA-15094-NC, wherein the Plaintiff alleges default of a certain office lease agreement; and claims damages resulting from failure to pay rents when due, removal of certain leasehold improvements from the property, failure to keep the premises in good condition and repair. Damages include the payment of all past due rents and all rents due and owing for the remainder of the lease including all late charges and interest, reletting costs and any other damages sustained by the Plaintiff.

Item 5. OTHER INFORMATION

On November 2, 2001, six founding shareholders of the Company finalized the contribution of an aggregate of 571,430 shares of the Company's common stock to defray the effects of the issuance of shares to settle litigation with Teltronics, Inc. The shares were initially contributed on June 19, 2000 and retired on November 2, 2001.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K


INDEX TO EXHIBITS

10.1 Settlement Closing Agreement dated October 3, 2001, among Teltronics, Inc., Interactive Solutions, Inc., Kevin B. Rogers, Michael P. Jonas, Intelliworxx, Inc. and Wavelogic, Inc.

10.2 Forbearance Letter dated October 12, 2001 from Teltronics, Inc. to Intelliworxx, Inc.

10.3 Additional Forbearance Letter dated November 13, 2001 from Teltronics, Inc. to Intelliworxx, Inc.

REPORTS ON FORM 8K

None

                                   SIGNATURES

     In accordance with the requirements the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INTELLIWORXX, INC.


Date: November 18, 2001                      by: /s/ Oscar J. Williams
-----------------------                      -------------------------
                                             Oscar J. Williams, Chairman of the
                                             Board, Chief Executive Officer and
                                             President